Form 10-K
period 1994-10-31
PERRY DRUG STORES INC
filed 1995-01-27
CIK 77628

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994

                         COMMISSION FILE NUMBER: 1-7941

                            PERRY DRUG STORES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MICHIGAN                                     38-0947300
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

           5400 PERRY DRIVE, P.O. BOX 436021, PONTIAC, MI 48343-6021
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES WITH ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (810) 334-1300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED

         COMMON STOCK, $.05 PAR VALUE                    NEW YORK STOCK EXCHANGE

       8 1/2% CONVERTIBLE SUBORDINATED
             DEBENTURES DUE 2010                         NEW YORK STOCK EXCHANGE

 RIGHTS TO PURCHASE SHARES OF SERIES A $5.00
               PREFERRED STOCK                           NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:  YES /X/     NO / /

INDICATE BY CHECK MARK WHETHER THE DISCLOSURE OF DELINQUENT FILERS
PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K: /X/

AS OF JANUARY 12, 1995, THERE WERE 12,027,382 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AND THE AGGREGATE MARKET VALUE OF SUCH COMMON STOCK HELD BY NON-AFFILIATES (BASED ON THE CLOSING PRICE ON THE NEW YORK STOCK EXCHANGE) WAS APPROXIMATELY $117,298,600.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS


     Item                                                                                               Page
     ----                                                                                               ----
                                                    PART I

     1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

     2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

     3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

     4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . .    4


                                                    PART II

     5.   Market for Registrant's Common Stock
            and Related Shareholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

     6.   Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

     7.   Management's Discussion and Analysis of Results of Operations
           and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

     8.   Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . .    9

     9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9


                                                     PART III

     10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . .    9

     11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

     12.  Security Ownership of Certain Beneficial Owners
            and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

     13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . .    17


                                                     PART IV

     14.  Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

          Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

          Index to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

                                     PART I


ITEM 1.  BUSINESS

GENERAL

      Perry Drug Stores, Inc. is the largest drugstore chain in Michigan. At October 31, 1994, the Company operated 216 retail drugstores and two deep discount health and beauty aids stores in Michigan. The Company was incorporated in the State of Michigan on May 6, 1920, and is the surviving corporation of the merger in March 1980 of two Michigan corporations -- Perry Pharmacy, Inc. (formerly known as A.S. Putnam & Co. which was founded in 1920) and Perry Drug Stores, Inc. (founded in 1957). The first "Perry" drugstore was opened in 1957. The term "Company" as used herein, unless the context otherwise indicates, refers to Perry Drug Stores, Inc. and its subsidiaries.


RECENT EVENTS

      On December 29, 1994, Lake Acquisition Corporation, a Delaware corporation (the "Purchaser"), and a wholly owned subsidiary of Rite Aid Corporation, a Delaware corporation ("Parent"), publicly offered to purchase all outstanding shares of Common Stock of the Company, together with the associated preferred stock purchase rights (the "Rights" and, together with the Common Stock, the "Shares") issued pursuant to the Rights Agreement, dated as of February 4, 1987, as amended as of June 2, 1989, and December 23, 1994, between the Company and State Street Bank & Trust Co., as successor Rights Agent (the "Rights Agreement"), at a price of $11.00 per Share (the "Offer Price"), net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 29, 1994, and the related Letter of Transmittal (which, as amended from time to time, together constitute the "Offer").

      The Offer is being made pursuant to an Agreement and Plan of Merger, dated as of December 23, 1994 (the "Merger Agreement"), by and among Parent, the Purchaser and the Company. The Merger Agreement provided that, among other things, as soon as practicable after the consummation of the Offer and satisfaction or waiver of all conditions to the Merger, the Purchaser will be merged with and into the Company (the "Merger"), and the Company will continue as the surviving corporation.

      The Company expects that the Merger will be consummated in March 1995.
In the Merger, all Shares not tendered in the Offer, other than Shares owned by Purchaser or Parent, will be converted into the right to receive $11.00 in cash.


MERCHANDISING AND MARKETING

      Pharmacy. The primary focus of the Company's business is its pharmacy operations. For the fiscal years ended October 31, 1994, 1993 and 1992, prescription sales accounted for approximately 54.1%, 52.4% and 48.9%, respectively, of the Company's revenues. The Company offers a complete line of both brand name and generic prescription drugs. At October 31, 1994, the Company operated 27 drugstores which were open 24 hours per day, 14 of which had 24-hour pharmacy departments.

      As part of the marketing of its pharmacy operations, the Company has emphasized the convenience and advantages of its "PerryLink" computerized pharmacy system which electronically links all of the Company's drugstores throughout Michigan. PerryLink enables the Company's pharmacists to offer improved customer service by providing the capability to review a customer's medical information for possible allergies, drug interactions and therapeutic duplication, and to provide tax and insurance reporting information to the Company's customers. PerryLink allows each Company drugstore to have access to this customer information, thus eliminating the need to physically transfer prescription files between stores and making it possible for customers' prescriptions to be refilled at any of the Company's drugstores in the state.

      General Merchandise. The Company's drugstores sell prescription and non-prescription drugs as well as a broad selection of traditional drugstore merchandise and services, including health aids and beauty care products (including cosmetics), film and photo processing, greeting cards, tobacco products, convenience foods, and alcoholic beverages.

      In addition to offering nationally advertised products, the Company promotes its private label products. It presently offers approximately 1,000 private label products, including a wide variety of health aids, including proprietary remedies for colds, allergies and other ailments, beauty care and cosmetic products. Private label products enable the Company to sell products comparable in quality to name brand products but at lower prices while providing the Company with relatively higher profit margins than brand name products.

      The percentages of revenues attributable to the Company's sale of general merchandise for the fiscal years ended October 31, 1994, 1993 and 1992 were 45.9%, 47.6% and 51.1%, respectively.

      Advertising. The Company promotes the sale of its merchandise principally through the use of circulars and television and radio advertising. The Company has increased the use of television and radio advertising to focus on the professionalism of its "Red Coat" pharmacists, the advantages of the PerryLink system, the convenience of its 24-hour stores, as well as film and photo processing, beauty care products and competitive prices.


PURCHASING

      The Company purchases a substantial portion of its merchandise, other than prescription drugs, directly from manufacturers, thus allowing it to take advantage of promotional programs and volume discounts that certain manufacturers offer to retailers. The Company purchases most of its prescription drugs directly from a major wholesaler. The Company believes it has numerous alternate sources of supply for the merchandise sold in its stores.


STORE OPERATIONS

      The Company's stores are open virtually every day of the year, generally from 12 to 13 hours a day, at times tailored to each community's needs. The Company's 24-hour stores are located at strategic sites within the Company's marketing areas. The Company's stores are generally operated on a self-service basis with personnel available for customer assistance when the nature of the merchandise sold or services rendered require such personnel. Each store is individually supervised by a management team comprised of a store manager and one or more assistant managers.

      At October 31, 1994, the Company operated 216 retail drugstores, all located in Michigan with approximately 61% of the stores located in the seven-county Detroit metropolitan area. In fiscal 1994, the Company opened ten, acquired thirteen and closed two drugstores and relocated two of its existing drugstores. In fiscal 1994 the Company also completed the closing or conversion of all but two of the remaining twelve A.L. Price deep discount health and beauty aids stores, which it had reacquired in fiscal 1993.

      As part of its continuing efforts to improve customer service and operational efficiency, all of the Company's drugstores now have computerized point-of-sale systems. In addition, all of the Company's drugstores have been equipped with computerized direct-store-delivery systems to track products which are shipped directly from suppliers to the Company's stores. The Company expects these systems will result in faster checkout procedures and price adjustments, and, over time, strengthened inventory and cost controls.


COMPETITION

      The drugstore business is highly competitive. The Company competes with local and national drugstores, hospital and mail order pharmacies and independent drugstores. Many items sold by the Company are also carried by mass merchandisers (including deep discount stores), supermarkets and department stores. Many of the businesses with which the Company competes are larger or may have greater financial resources than the Company. The Company's strategy is to offer customer service, convenient locations, a broad merchandising mix and competitive prices. The Company's business is seasonal in nature. Traditionally, a higher proportion of net sales and net income is generated in the Company's first quarter.


TRADE NAMES, TRADEMARKS AND LICENSES

      The Company has established rights to a number of trade names and trademarks and believes they are important to the conduct of its operations in the areas in which they are located. The Company has licenses relating to its pharmacy operations and the sale of alcoholic beverages as well as other general business licenses. The Company does not consider any single license to be materially important to the conduct of its business.


EMPLOYEES

      The Company employs approximately 5,600 persons, approximately 55% of whom are part-time employees (working less than 32 hours per week). The Company considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES


      The Company's drugstores are located either in strip centers or are free-standing, with an average drugstore size of approximately 10,500 square feet. Generally, the Company's stores range in size from 5,000 to 14,000 square feet. All but one of the Company's drugstores are leased. The Company does not consider any single store lease to be material. The equipment, furniture, fixtures and signs in the stores are generally owned by the Company and are considered by the Company to be well maintained and in good operating condition.

      In selecting new sites for its stores, the Company considers various criteria, including demographic information, the availability and cost of real estate, retail competition and existing general market conditions. The Company believes that it has the opportunity to grow within Michigan by increasing its existing sales, opening new stores and acquiring existing independent drugstores.

      The Company's drugstores are serviced by the Company's 370,000 square foot distribution center located near Pontiac, Michigan in Waterford Township. Store orders are processed by computer and assembled at the distribution center for delivery to stores. Management considers the facility to be adequate for the Company's present needs as well as its need for the foreseeable future.

      The Company's executive offices include its 30,000 square foot corporate headquarters, which is adjacent to the distribution center, and an additional building, which is owned in fee, contains 53,000 square feet of office space, and is located next to the Company's corporate headquarters and distribution center. The corporate headquarters and distribution center are leased from Waterford Township, Michigan under a capitalized lease and were financed with an industrial revenue bond issue. The lease expires in 2009, at which time the Company has the option to purchase the combined distribution and headquarters facility for $100.


ITEM 3.  LEGAL PROCEEDINGS

      In fiscal 1994 the Company agreed to a proposed settlement of two lawsuits filed in 1993 by shareholders purporting to be class actions seeking damages for alleged violations of federal securities laws. Subject to court approval, which is expected in February 1995 after a hearing on the proposed settlement, the Company has agreed to pay $2.2 million, of which $925,000 and a portion of the attorneys fees will be covered by insurance. Although the Company believes it did not violate any laws, it feels that the settlement of this litigation is in the best interests of the Company in order to avoid the time and expense of protracted litigation. As a result of this settlement, the Company recorded a pretax charge of $1.5 million ($1.1 million after tax, or $0.09 per share) during fiscal 1994.

      In fiscal 1994, the Company reached a settlement with a major third party provider relating to the interpretation of an existing reimbursement contract. As previously reported, this provider had initiated a review of the billing practices of numerous Michigan retail pharmacy participants, including the Company, in late 1993. The Company has agreed to pay the third party $5.5 million plus imputed interest by May 1, 1995. As a result of this settlement, during fiscal 1994, the Company recorded a pretax charge of $860,000 ($600,000 after tax, or $0.05 per share), net of established reserves. This charge, and the charge taken with respect to the settlement of litigation described above, are both included in warehouse, store operating and administrative expenses in the Company's Consolidated Statement of Operations.

      The Company is also involved in various routine legal proceedings and claims incidental to the normal conduct of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.



                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

      The Company's Common Stock is traded on the New York Stock Exchange under the symbol PDS. As of January 12, 1995, there were 3,195 record holders of the Company's Common Stock according to the records maintained by the Company's stock transfer agent. The price range of the Company's Common Stock during the last two fiscal years ended October 31 is shown in the table below.

         Fiscal Quarter Ended                             High             Low
         --------------------                             ----             ---
            1993
                January 31                               $ 9-5/8         $7-7/8
                April 30                                   8-3/4          7-3/8
                July 31                                    7-3/4          6-7/8
                October 31                                 7-3/8          5-3/8
            1994
                January 31                               $ 6-5/8         $5-7/8
                April 30                                   6-5/8          5-3/8
                July 31                                    6              5
                October 31                                 7-1/2          5-5/8
            1995
                January 31 (through January 25)          $ 11            $6-3/4

      The Company does not pay cash dividends. The agreements pertaining to the Company's long-term indebtedness contain covenants which restrict the Company's ability to pay dividends on its Common Stock. See Note 6 of Notes to Consolidated Financial Statements. In the event that the Merger with Rite Aid is not completed, the Company's ability to pay cash dividends in the future will depend upon its future earnings, results of operations, capital requirements, financial condition, and such other factors as the Company's Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA.
PERRY DRUG STORES, INC.

FIVE-YEAR FINANCIAL SUMMARY

                                                                      Fiscal Years Ended October 31
                                            ------------------------------------------------------------------------------------
                                            1994              1993              1992             1991             1990
                                                        (In Thousands Except Per Share and Certain Statistical Data)
................................................................................................................................
Earnings Summary:
Net Sales                                         $737,070          $698,432          $674,431         $640,821         $633,207
Earnings (Loss) From Continuing Operations
    Before Income Taxes                              8,396            (5,764)           (8,906)           6,884            2,856
    Percent of Total Sales                            1.1%              (0.8)%            (1.3)%           1.1%             0.5%
Extraordinary Item                                  (1,295)               --                --               --               --
Earnings (Loss) From Discontinued
  Operations                                            --                --                --           (2,987)          (2,261)
Change In Accounting For Inventory (Net of
  Tax)                                                  --                --                --               --           (6,800)
Net Earnings (Loss)                                  4,781            (4,223)           (5,972)           3,097           (6,205)
    Percent of Total Sales                            0.6%              (0.6)%            (0.9)%           0.5%             (1.0)%
Earnings (Loss) Per Share Primary --
  Continuing Operations                               0.51             (0.35)            (0.54)            0.59             0.28
Earnings (Loss) Per Share Primary                     0.40             (0.35)            (0.54)            0.30            (0.61)
Earnings (Loss) Per Share (FIFO) Primary              0.43             (0.38)            (0.51)            0.11            (0.46)
Dividends Paid Per Share                                --                --                --               --               --
Average Shares Outstanding                          12,028            12,027            11,149           10,227           10,231
................................................................................................................................

Financial Summary:
Assets:
Current Assets-Continuing Operations              $161,577          $146,060          $157,726         $161,302         $155,007
Property and Equipment-Net                          56,543            60,047            58,485           61,302           65,363
Intangible and Other Assets-Net                     27,638            33,347            40,011           37,537           31,312
Net Assets of Discontinued Operations                   --                --                --               --            8,456
    Total Assets                                  $245,758          $239,454          $256,222         $260,141         $260,138
Liabilities and Shareholders' Equity:
Current Liabilities                               $ 96,059          $ 95,506          $ 93,488         $ 89,262         $113,895
Long-Term Debt and Obligations Under
  Capital Leases                                    93,510            92,794           107,564          121,905          101,432
Deferred Taxes                                          --                --                --              465              332
Shareholders' Equity                                56,189            51,154            55,170           48,509           44,479
    Total Liabilities and Shareholders'
  Equity                                          $245,758          $239,454          $256,222         $260,141         $260,138
Working Capital                                   $ 65,518          $ 50,554          $ 64,238         $ 72,040         $ 41,112
................................................................................................................................

Financial Ratios:
Return on Average Shareholders' Equity                8.9%               N/A               N/A             6.7%              N/A
Return on Average Total Assets                        2.0%               N/A               N/A             1.2%              N/A
Shareholders' Equity Per Share                    $   4.67          $   4.25          $   4.59         $   4.71         $   4.36
Percent of Capitalization:
    Shareholders' Equity                             37.5%             33.6%             32.6%            27.8%            30.0%
    Long-Term Debt and Obligations Under
        Capital Leases                               62.5%             66.4%             67.4%            72.2%            70.0%
Interest Coverage Ratio                                2.0               0.3               0.1              1.5              1.2
Current Ratio                                          1.7               1.5               1.7              1.8              1.4
................................................................................................................................

Growth Statistics:
Prescription Sales (In Thousands)                 $398,911          $365,659          $329,971         $279,695         $228,802
Number of Retail Drugstores                            218               212               205              212              228
Store Selling Space-(Sq. Ft.) (in
  thousands)                                         1,802             1,792             1,692            1,758            2,041
Average Drugstore Sales Per Square Foot           $    393          $    378          $    378         $    336         $    306
                                            ------------------------------------------------------------------------------------

Financial information for the years ended October 31, 1993 and 1992 has been restated to allocate the previously reported fourth quarter 1993 inventory charge over the periods believed to be affected, as described in Note 2 to Consolidated Financial Statements. Net earnings and earnings per share primary were increased in 1993 due to the restatement by $14,286, or $1.19 per share, and decreased in 1992 due to the restatement by $14,286, or $1.29 per share.

In an attempt to better match costs and revenues, the Company uses the LIFO method of accounting for a major portion of its inventories. Earnings data using the FIFO method of inventory valuation are presented as supplementary information to enable some comparison to companies using the FIFO method. FIFO earnings are computed adding the tax affected LIFO provision (benefit) for the year to the LIFO earnings (loss) for the year.

On June 27, 1991, the Company completed the divestiture of the Health Care Division for $16 million. The financial information presented above for the periods ending October 31, 1990 and 1991 have been restated to reclassify the results of this discontinued operation.

On January 22, 1988, the Company entered into an agreement to sell the Auto Parts Division to an affiliate of Northern Pacific Corporation for a cash price of $51 million, subject to closing adjustments. The proceeds from the sale were received on February 29, 1988. The financial information presented above for the periods ending October 31, 1990 and 1991 have been restated to reclassify the results of this discontinued operation.

Fully diluted earnings (loss) per share have not been presented because it would be anti-dilutive or immaterial.

Certain reclassifications have been made to prior years' financial statements to conform to the 1994 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:  FISCAL 1994 COMPARED TO FISCAL 1993

            Net sales in fiscal 1994 were $737.1 million, a 5.5% increase over fiscal 1993 net sales of $698.4 million. The Company's deep discount health and beauty aids stores, reacquired in June 1993, contributed $13.8 million and $8.2 million of net sales in fiscal 1994 and 1993, respectively. The operations of these deep discount health and beauty aids stores were discontinued subsequent to year end.

            Comparable drugstore sales (those with at least one year of volume comparisons) increased 2.7%. This net sales increase was due to an increase in prescription sales, partially offset by a decline in general merchandise sales.

            Prescription sales for fiscal 1994 increased 9.1% to $398.9 million, and were 54.1% of net sales as compared to 52.4% in fiscal 1993. The prescription sales increase was primarily due to a 4.1% increase in the number of prescriptions filled by the Company from 14.5 million in 1993 to 15.1 million in 1994, combined with an increase in product cost. The Company expects prescription sales growth to continue given the aging of the nation's population, continued emphasis on preventative care, the development of new drugs and drug therapies and continued pursuit of new customer segments including third party provider arrangements. During fiscal 1994, third party prescription sales represented approximately 78% of total prescription sales, as compared with 75% in fiscal 1993. The Company expects this level of third party activity to continue to increase. An increase in the level of third party prescription sales may contribute to a decline in profit margins, as profit margins on third party prescription sales are typically lower than those on non-third party prescription sales.

            Comparable drugstore nonprescription sales are down slightly between years, a result of economic conditions and competitive factors. Competitive factors continue to be addressed through marketing programs and continued emphasis on customer care.

            Cost of goods sold in fiscal 1994 decreased 0.9% as a percentage of net sales to 74.1% compared to 75.0% in fiscal 1993. Profit margins were impacted by many variables including sales mix, promotional activity and inflation. Prescription margins improved slightly and were coupled with a second consecutive year of increased general merchandise margins. The slight improvement in prescription margins is attributed to continued focus on offering generic drug equivalents when allowed and elimination of certain promotional practices. The continued rise in general merchandise margins is a result of what management believes to be an improvement in promotional mix and fewer markdowns of seasonal overstock and discontinued merchandise. The Company anticipates prescription margin pressures to continue while it expects to be able to better control general merchandise margins with new merchandising systems currently being implemented.

            For a portion of its inventory, the Company uses the last-in, first-out (LIFO) method of inventory valuation which states cost of goods sold at more recent costs. During fiscal 1994, prescription inflation rates were moderate while general product inflation rates were minimal resulting in a LIFO charge to cost of good's sold of $467,000 compared to a charge of $169,000 in fiscal 1993. In 1993 however, liquidation of certain LIFO inventory quantities carried at lower costs prevailing in prior years had the effect of reducing the LIFO charge by $635,000. As a result, the net credit to cost of goods sold was $466,000 in fiscal 1993.

            During the fiscal 1994 third quarter, the Company recorded a pretax charge of $1.5 million ($1.1 million after tax), or $0.09 per share, relating to the proposed settlement of litigation described in Note 7 of Notes to Consolidated Financial Statements. Also, in the fiscal 1994 third quarter, the Company recorded an extraordinary charge of $1.9 million pretax ($1.3 million after tax) or $0.11 per share which primarily reflects the net earnings effect of early retirement of the Company's former bank debt and 10% senior notes, which were replaced at the end of July with a new three year, $65 million revolving credit agreement, as described in Note 6 of Notes to Consolidated Financial Statements.

            During the fiscal 1994 second quarter the Company recorded a pretax charge of $860,000 ($600,000 after tax), or $0.05 per share. This charge reflects the net earnings effect, after reserves, of the settlement with a major third party provider relating to the interpretation of an existing reimbursement contract. As previously reported, this provider had initiated a review of billing practices of numerous Michigan retail pharmacy participants, including the

Company, in late 1993. The Company agreed to pay the third party provider $5.5 million plus imputed interest on May 1, 1995.

            During the fiscal 1993 first quarter, a $3.5 million pretax ($2.4 million after tax, or $0.20 per share), noncash charge was recorded to cover the remaining payments due from the 1991 divestiture of the Company's Chicago area stores.

            Warehouse, store operating and administrative expenses in fiscal 1994 were 23.7% of net sales, down from 24.1% in fiscal 1993. This decrease was primarily due to a larger than usual reserve provided in fiscal 1993 for uncollectible accounts relating to receivables remaining from the previous divestiture of the Company's home health care business.

            Interest expense in fiscal 1994 decreased by 2.4% to $8.3 million. The decrease was a product of the benefits of lower overall average borrowings being mostly offset by a rise in interest rates. The rise in interest rates was attributable to a rise in the prime borrowing rate as well as higher contractual rates being paid by the Company under its operable credit arrangements during fiscal 1994. Overall borrowings (notes payable and long-term debt, including current portions) were reduced by $9.6 million during fiscal 1994. This debt reduction was funded by operations.

            The effective income tax rates in fiscal 1994 and fiscal 1993 were 27.6% and (26.7%), respectively. Due to the losses in fiscal 1993 and 1992, the Company had recorded net tax benefits of approximately $10.1 million in 1993 consisting of refundable taxes and anticipated future tax benefits. The Company had provided a valuation allowance of approximately one third of the gross tax assets recorded. During fiscal 1994, the Company realized most of these tax benefits by collecting its refundable amounts and by utilizing a majority of its net operation tax loss carryforwards. Considering the carryforward periods remaining on unutilized net operating loss carryforwards as well as operating performance of the Company, the remaining valuation allowance on these tax assets was eliminated in 1994. The Company has fully reserved for the remaining capital loss carry forwards and maintains a reserve on certain other tax assets. There currently remains approximately $5.0 million in net tax benefits recorded. The Company intends to continue to evaluate the realizability of its deferred tax assets through evaluation of the adequacy of the established valuation allowance in relation to actual operating performance, executed or proposed tax strategies and other changes in facts or circumstances. See Note 8 of Notes to Consolidated Financial Statements for additional explanation.

            During fiscal 1994, primarily as a result of increased sales and improved profit margins being only partially offset by the second and third quarter charges described above, the Company's net earnings were $4.8 million as compared to a net operating loss of $4.2 million in fiscal 1993.

            Subsequent to year end, the Company entered into an agreement with Rite Aid Corporation pursuant to which Rite Aid Corporation would purchase all the outstanding shares of common stock of the Company for $11.00 per share, or approximately $132 million in cash. See Notes 11, 12 and 14 of Notes to Consolidated Financial Statements for additional explanation.

RESULTS OF OPERATIONS:  FISCAL 1993 COMPARED TO FISCAL 1992

            Net sales in fiscal 1993 were $698.4 million, a 3.6% increase over fiscal 1992 net sales of $674.4 million. Overall, comparable drugstore sales (those with at least one year of volume comparisons) increased 2.1%. This net sales increase was due to an increase in prescription sales, offset by a decline in general merchandise sales.

            Prescription sales for fiscal 1993 increased 10.8% to $365.7 million, and were 52.4% of net sales as compared to 48.9% in fiscal 1992. The prescription sales increase was due to a 3.5% increase in the number of prescriptions filled by the Company from 14.0 million in 1992 to 14.5 million in 1993, combined with an increase in product cost. During fiscal 1993, third party prescription sales represented approximately 75% of total prescription sales, as compared with 73% in fiscal 1992.

            Comparable drugstore nonprescription sales were down slightly between years, a result of economic conditions and competitive factors.

            Cost of goods sold in fiscal 1993 decreased 1.3% as a percentage of net sales to 75.0% compared to 76.3% in fiscal 1992. Profit margins were impacted by many variables including sales mix, promotional activity and inflation. Prescription margins were lower and continued to be impacted by third party provider pressures and increasing pharmaceutical product costs. General merchandise margins were higher than the prior year. The Company attributes this increase to a reduction in promotional activity, improved purchasing control resulting in fewer markdowns of seasonal overstock and discontinued merchandise and enhanced pricing integrity and shrinkage controls attributable to the completion of the installation of point-of-sale, direct store delivery and electronic article surveillance systems during fiscal 1993.

            For a portion of its inventory, the Company uses the last-in, first-out (LIFO) method of inventory valuation which states cost of goods sold at most recent costs. During fiscal 1993, prescription inflation rates decreased resulting in a LIFO charge to cost of goods sold of $169,000 compared to a charge of $879,000 in fiscal 1992. In each year however, liquidation of certain LIFO inventory quantities carried at lower costs prevailing in prior years had the effect of reducing the LIFO charge by $635,000 and $492,000, respectively. As a result, the net charge (credit) to cost of goods sold was ($466,000) and $387,000 in fiscal 1993 and 1992, respectively.

            Warehouse, store operating and administrative expenses in fiscal 1993 were 24.1% of net sales, up from 23.5% in fiscal 1992. This increase was primarily attributable to increased lease costs for point of sale, direct store delivery and electronic article surveillance systems installed during 1993 and an increase in the reserve for uncollectible accounts relating to receivables remaining from the late 1990 divestiture of the Company's home health care business.

            Interest expense in fiscal 1993 decreased by 18.7% to $8.5 million. The decrease was due to lower average short term borrowings, a decrease in the average interest rate and a decrease in long-term borrowings. Long-term debt (including current portions) was reduced by $12.7 million during fiscal 1993. This debt reduction was funded by operations.

            During the first quarter of fiscal 1993, a $3.5 million pretax ($2.4 million after tax) noncash charge was recorded to cover the remaining payments due from the 1991 divestiture of the Company's Chicago area stores.

            The effective income tax rates in fiscal 1993 and fiscal 1992 were (26.7%) and (32.9%), respectively. Due to the losses in fiscal 1993 and 1992, the Company recorded net tax benefits of approximately $10.1 million consisting of $3.6 million for refundable income taxes and $6.5 million for anticipated future income tax benefits. The Company believed that these future tax benefits, consisting primarily of tax credits and net operating loss carryforwards utilizable through the year 2008, would be fully utilized through the generation of taxable income from ordinary and recurring operations. The Company provided a valuation allowance of approximately one third of the gross tax assets recorded. See Note 8 of Notes to Consolidated Financial Statements for additional explanation.

            During fiscal 1993, primarily as a result of increased sales, improved profit margins and interest savings all partially offset by the first quarter charge described above, the Company's net operating loss was $4.2 million as compared to $6.0 million in fiscal 1992.


LIQUIDITY AND FINANCIAL CONDITION

            The Company's primary sources of working capital are cash flow from operations and borrowings under its revolving credit agreement. The Company had working capital of $65.5, $50.6 and $64.2 million at October 31, 1994, 1993 and 1992, respectively. The Company's working capital will fluctuate in relation to (i) inventory levels during the course of the year, (ii) the number of new store openings, (iii) payment terms from its vendors and (iv) the dates on which periods end in relation to accounts payable payment dates.

            Cash provided by operating activities was $20.4 million during fiscal 1994 as compared to $23.4 provided by operating activities during fiscal 1993. The decrease was primarily attributable to an increase in third party receivables which resulted from an increase in third party prescription sales and the timing of collections in relation to month end.

            In July 1994, as described in Note 6 of Notes to Consolidated Financial Statements, the Company entered into a new three year secured, revolving credit agreement which provides for borrowings up to $65 million. Borrowings outstanding under the facility were $40.8 million at October 31, 1994.

            Capital expenditures, including acquisitions, were approximately $8.1 million and $13.9 million during fiscal 1994 and 1993, respectively. These expenditures were primarily for new store construction, acquisitions and remodeling. During fiscal 1994 the Company opened ten new drugstores, relocated two existing stores to more attractive locations and acquired thirteen independent drugstores, ten of which were consolidated into existing stores. In addition, two under-performing drugstores and five deep discount health and beauty aids stores were closed. The Company expects to open or acquire 45 new drugstores over the next three years. Total capital expenditures are planned to be approximately $10.0 million in fiscal 1995 and are expected to be funded by operations.

            Net cash used for financing activities amounted to $9.8 million and $10.4 million in fiscal 1994 and 1993, respectively. These amounts consisted primarily of scheduled payments of long-term debt.

            As a result of net earnings during fiscal 1994 coupled with the reduction of long-term debt, the Company's percentage of long-term debt capitalization decreased to 62.5% at October 31, 1992. The Company's current ratio was 1.7 to 1.0, 1.5 to 1.0 and 1.7 to 1.0 at October 31, 1994, 1993 and
1992.

            The Company believes that its working capital needs, planned capital expenditures and scheduled debt reductions can be funded from operations and available credit lives.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements (together with the report thereon of Arthur Andersen LLP) under this Item are listed in Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      Thomas O. Fox, Age 65; a director since 1979; President of
Accent-Lincoln-Mercury, Inc., a St. Louis, Missouri automobile dealership from 1990 to 1992. Prior to that time, he served for 15 years as Director for Community Affairs for WJBK TV-2, Detroit, Michigan. Currently, he is President of Paramount Vending and Food Services. Mr. Fox is also a registered pharmacist.

      Andy Giancamilli, Age 44; a director since 1993; President of the Company and Chief Operating Officer since 1993, Mr. Giancamilli also served as Executive Vice President--Operations from 1992 to 1993, Senior Vice President--Store Operations from 1991 to 1992, Vice President--Pharmacy Operations from 1990 to 1991 and Group Vice President--Drug Store Operations from 1988 to 1990.

      Walter J. McCarthy, Jr., Age 69; a director since 1984; Retired; former Chairman of the Board and Chief Executive Officer of The Detroit Edison Company from 1981 to 1990. Mr. McCarthy also serves as a director of The Detroit Edison Company, Comerica Bank and Federal-Mogul Corporation.

      John C. Nicholls, Jr., Age 61; a director since 1988; Treasurer and Assistant Secretary of Masco Corporation, a building, home improvement, and specialty consumer products company, since 1968.

      Jack A. Robinson, Age 64; a director since 1971; Chairman of the Board since 1974. Mr. Robinson also served as President of the Company from 1971 to 1980 and from 1991 to 1993. By virtue of his position with the Company and his share ownership, Mr. Robinson may be deemed a "control person" of the Company.

      Jerome L. Schostak, Age 61; a director since 1990; Chairman of the Board and Chief Executive Officer of Schostak Brothers & Company, Inc., a commercial and industrial real estate development, management and brokerage firm, since 1970. Mr. Schostak also serves as a director of FirstFed Michigan Corporation.

      Jerry E. Stone, Age 63; a director since 1991; Senior Vice President and Chief Financial Officer of the Company since 1989 and its Treasurer since 1991. From 1986 to 1989, Mr. Stone served as Vice President - Manufacturing of Talon, Inc., a privately held company with manufacturing and retail interests.


EXECUTIVE OFFICERS

     The following information is furnished with respect to each of the Company's executive officers. All of the executive officers of the Company have been elected by the Board of Directors to serve until the 1995 annual election of officers or until their successors are elected and qualified. Except for Messrs. Kuske and Szymanski, the Company's executive officers have been employed with the Company for more than five years and have held positions of similar responsibility during such period.

   Jack A. Robinson, 64 . . . . . . .      Chairman of the Board since 1974 and Chief Executive Officer since 1971.
   Andy Giancamilli, 44 . . . . . . .      President since 1993 and Chief Operating Officer since 1990.
   Robert A. Berlow, 47 . . . . . . .      Executive Vice President, General Counsel and Secretary since 1994, Chief
                                           Administrative Officer since 1993, Senior Vice President, General Counsel and Secretary
                                           since 1989.
   Jerry Kuske, 43  . . . . . . . . .      Senior Vice President-Merchandising since 1994; Prior to joining the Company, Mr. Kuske was employed from 1974 until 1993 by Payless Drug Stores, Wilsonville, Oregon, most recently as Senior Vice President Operations.
   Robert A. Shapiro, 56  . . . . . .      Senior Vice President--Pharmacy Affairs since 1993; Vice President--Pharmacy Affairs since 1973.
   Gary M. Stein, 40  . . . . . . . .      Senior Vice President--Real Estate since 1993; Vice President--Real Estate since 1988.
   Jerry E. Stone, 63 . . . . . . . .      Senior Vice President and Chief Financial Officer since 1989 and Treasurer since 1991.
   Steven M. Szymanski, 32  . . . . .      Vice President--Finance and Controller since 1992; Prior to joining the Company,
                                           Mr. Szymanski was an audit manager for Arthur Andersen & Co., an independent public accounting firm with whom he was employed from 1985 to 1992.


COMPLIANCE WITH THE SECURITIES EXCHANGE ACT

      The Company's executive officers and directors are required under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were filed, the Company believes that during the preceding year all required filings applicable to executive officers and directors were made on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning compensation relating to the Chief Executive Officer and the other four most highly paid executive officers of the Company who earned more than $100,000 in salary and bonus in fiscal 1994 (the "Named Officers") for services rendered in all capacities to the Company during fiscal years ended October 31, 1994, 1993 and 1992.

                           SUMMARY COMPENSATION TABLE

                                                                                                        LONG TERM
                                                                                                        COMPENSA-
                                                                         ANNUAL COMPENSATION               TION
                                                                 -----------------------------------   ------------
                                                                                              OTHER        # OF
                                                                                             ANNUAL    SECURITIES   ALL OTHER
                                                                                            COMPENSA-  UNDERLYING   COMPENSA-
                                                       FISCAL     SALARY                      TION       OPTIONS       TION
                  NAME AND PRINCIPAL OCCUPATION         YEAR        ($)       BONUS ($)     ($)(1)(2)     (#)(3)     ($)(1)(4)
                  -----------------------------        -------   ---------    ----------    ---------  ----------   -----------
                  Jack A. Robinson  . . . . . . . .     1994      $375,000     $       0       $9,039           0      $65,065
                    Chairman and Chief                  1993       374,039             0        9,460           0       65,988
                    Executive Officer                   1992       347,115        43,750           --           0           --
                  Andy Giancamilli  . . . . . . . .     1994      $210,769     $       0       $1,638      12,000      $ 8,508
                    President and Chief                 1993       178,077             0        1,354       5,000        7,232
                    Operating Officer                   1992       128,661        12,350           --      40,000           --
                  Robert A. Berlow  . . . . . . . .     1994      $189,808     $       0       $1,140      10,000      $ 6,996
                    Senior Vice President,              1993       179,615             0        1,140           0        6,792
                    General Counsel and Secretary       1992       166,538        17,000           --      15,000           --
                  Robert A. Shapiro . . . . . . . .     1994      $114,038     $       0       $1,938       5,000      $ 7,231
                    Senior Vice President,              1993        99,654             0        1,938           0        6,943
                    Pharmacy Affairs                    1992        90,678         6,825           --       5,000           --
                  Jerry E. Stone  . . . . . . . . .     1994      $210,000     $       0       $4,014       5,500      $13,704
                    Senior Vice President               1993       209,616            00        4,149           0       13,992
                    and Treasurer                       1992       197,115        18,000           --      15,000           --
- --------------------

      (1) In accordance with the transitional provisions applicable to the rules on executive officer compensation disclosure adopted by the Commission, information with respect to the amounts for Other Annual Compensation and All Other Compensation for the fiscal year ended October 31, 1992 has not been included.

      (2) Perquisites did not exceed established reporting thresholds for any of the Named Officers. The amounts shown represent the amount of reimbursement for the payment of taxes relating to certain Company-provided life insurance policies.

      (3) The number shown includes options granted under the Company's stock option plans. In addition, Messrs. Robinson, Giancamilli, Berlow, Shapiro and Stone hold restricted shares whose net value (calculated at the Offer Price less acquisition cost) was $250,000, $102,500, $81,250, $15,370 and $91,250, respectively, as of December 28,1994. Such restricted shares are eligible to receive dividends, if any, paid by the Company. Further information concerning these plans is set forth under the caption "Summary of Compensation Plans."

      (4) The amounts shown represent (a) the vested portion of the Company's annual contributions to the Company's Pension Plan, (b) contributions made by the Company pursuant to the Company's 401(k) Plan, and (c) the dollar value of certain insurance premiums for the Named Officers. The amounts contributed by the Company during fiscal 1994 for each of the Named Officers under the Pension Plan, under the Company's 401(k) Plan, and for the Named Officers' portion of life insurance premiums, respectively, were as follows: Mr. Robinson--$4,717, $0 and $19,827; Mr. Giancamilli--$4,215, $700 and $3,593; Mr. Berlow--$3,796,
$700 and $2,500; Mr. Shapiro--$2,281, $700 and $4,250; and Mr.  Stone--$4,200,
$700 and $8,804. The Company is entitled to (i) the cash surrender value of each split-dollar life insurance policy to the extent of the Company's portion of the premium payments and will recover its portion of the premium payments on the earlier of the twentieth anniversary of each policy or the death of the insured participant and (ii) under certain circumstances, to a portion of the life insurance proceeds. The remainder of the cash surrender value offsets benefits to be received under the supplemental retirement plan. The amount shown for 1994 and 1993 with respect to Mr. Robinson also includes $40,521 paid in each year, representing the Company-paid premium for an additional life insurance policy.

OPTION GRANTS

      The Company has in effect employee stock option and restricted stock plans pursuant to which options and rights to purchase Common Stock of the Company are granted to officers and other key employees of the Company. The following table provides information concerning all grants to the Named Officers during fiscal 1994 and options granted on November 1, 1994:

                                                                        INDIVIDUAL GRANTS(1)
                                                     ------------------------------------------------------------
                                                                              % OF                                  POTENTIAL
                                                                              TOTAL                                 REALIZABLE
                                                                             OPTIONS                                 VALUE AT
                                                      DATE OF    OPTIONS   GRANTED TO   EXERCISE    EXPIRATION        OFFER
                  NAME                                 GRANT     GRANTED   EMPLOYEES     PRICE        DATE           PRICE(2)
                  ----------------------             --------    --------  ---------    --------    ----------     -----------
                  Jack A. Robinson  . . . . . . .     11/1/93       0           0          N/A          N/A            N/A
                                                      11/1/94     20,000      21.5%       $7.50       10/31/99       $70,000
                  Andy Giancamilli  . . . . . . .     11/1/93     12,000      12.3%        6.375      10/31/98        55,500
                                                      11/1/94     15,000      16.1%        7.50       10/31/99        52,500
                  Robert A. Berlow  . . . . . . .     11/1/93     10,000      10.2%        6.375      10/31/98        46,250
                                                      11/1/94     10,000      10.8%        7.50       10/31/99        35,000
                  Robert A. Shapiro . . . . . . .     11/1/93      5,000       5.1%        6.375      10/31/98        23,125
                                                      11/1/94      5,000       5.4%        7.50       10/31/99        17,500
                  Jerry E. Stone  . . . . . . . .     11/1/93      5,500       5.6%        6.375      10/31/98        25,438
                                                      11/1/94      7,500       8.1%        7.50       10/31/99        26,250
- --------------------

      (1) All options are non-qualified and were granted at exercise prices equal to fair market value on the date of grant. Each option is fully exercisable on the first anniversary date of the date of grant, except that all options granted on November 1, 1994 will become exercisable upon a change in control of the Company, which would occur upon completion of the Offer.

      (2) Options have been valued on the basis of the difference between their respective exercise prices and the Offer Price.


OPTION VALUES

      No options were exercised by the Named Officers during the fiscal year ending October 31, 1994. The following table provides information concerning the number and value of unexercised options held at December 28, 1994:

                                                                                               VALUE OF UNEXERCISED IN-
                                                                       SHARES UNDERLYING        THE-MONEY OPTIONS (1)
                         NAME                                     EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                         --------------------------               -------------------------    -------------------------
                         Jack A. Robinson  . . . . . . . . . .                 0/20,000           $        0/$70,000
                         Andy Giancamilli  . . . . . . . . . .            47,000/15,000             152,375/  52,500
                         Robert A. Berlow  . . . . . . . . . .            25,000/10,000              89,375/  35,000
                         Robert A. Shapiro . . . . . . . . . .            10,000/ 5,000              37,500/  17,500
                         Jerry E. Stone  . . . . . . . . . . .            20,500/ 7,500              68,563/  26,250
- --------------------

      (1) Represents the total gain which would be realized if all such options were cancelled pursuant to the Merger Agreement in exchange for a cash payment as provided therein.


COMPENSATION OF DIRECTORS

     Directors who are not employed by the Company or its subsidiaries are paid an annual fee of $15,000 plus $750 for each meeting of the Board of Directors attended and $400 for each committee meeting attended. A committee chairman receives a fee of $600 for each meeting of the committee attended. In addition, directors are reimbursed for travel and other expenses relating to their attendance at Board or committee meetings.

     Each of the Company's independent directors automatically received annual stock option grants in 1992, 1993 and 1994, pursuant to the Company's 1987-Non-Qualified Stock Option Plan, to purchase a total of 9,000 shares of the Company's Common Stock at exercise prices equal to 100% of the fair market value of the Common Stock on the date of each respective grant. These options become exercisable one year, and expire five years, after their respective grant dates, except that all options become exercisable upon a change in control of the Company, which would occur upon completion of the Offer.

EMPLOYMENT AGREEMENT AND SEVERANCE ARRANGEMENTS

      The Company has entered into an employment agreement with Mr. Robinson which expires on October 31, 1997. The employment agreement provides for, among other things, (a) a minimum annual salary of $400,000, subject to annual review; (b) termination payments to Mr. Robinson if the Company terminates his employment without cause; and (c) certain death and disability benefits. In addition, Mr. Robinson together with the other Named Officers are entitled to certain severance benefits in the event of a change of control of the Company as described below.

      The Company has entered into severance agreements with Messrs. Giancamilli, Berlow, Shapiro and Stone. These severance agreements, which are substantially similar, and Mr. Robinson's employment agreement, provide that upon termination of employment by the Company, other than for Cause (as defined in such severance agreements) or termination of employment by such officers for Good Reason (as defined in the severance agreements) within two years following a Change in Control (as defined in the severance agreements) Messrs. Robinson, Giancamilli, Berlow and Stone will be entitled to receive a cash payment in an amount equal to three times, and Mr. Shapiro will be entitled to receive a cash payment in an amount equal to 1-1/2 times, such person's highest annual compensation from the Company during the three calendar years preceding the date of such person's termination. In addition, Messrs. Robinson, Giancamilli, Berlow and Stone will be entitled to receive a cash payment in an amount equal to three times amounts payable to them under the Company's Short Term Bonus Plan as a result of a Change in Control, described below. Each such officer other than Mr. Shapiro is also entitled to continue his participation in the Company's fringe benefit programs until the earlier of three years following his termination of employment or the commencement of comparable benefits from another employer. In addition, Mr. Robinson's severance agreement provides for a tax gross-up payment to assure that his severance benefits will not be subject to a net reduction due to the imposition of excise taxes which may be payable under the Internal Revenue Code of 1986, as amended.

      A Change in Control for purposes of such employment and severance agreements will be deemed to have occurred upon completion of the Offer. Thereafter, the Named Officers will be entitled to receive the benefits under their respective severance agreements, and total severance payments to those persons under such severance arrangements would be approximately $4,000,000, exclusive of Mr. Robinson's tax gross-up payment. Such severance payments are exclusive of the value attributable to such persons with respect to (a) any stock options held by them which may become exercisable and/or (b) the lapse of restrictions on any restricted stock held by them, as a result of such change in control.


                         SUMMARY OF COMPENSATION PLANS


SHORT TERM BONUS PLAN

      The Company's Short Term Bonus Plan ("Bonus Plan") was adopted for the purpose of rewarding executive officers and selected key executive employees of the Company and its subsidiaries who are expected to contribute materially to the operating success of the Company. The Bonus Plan covers all of the Company's current officers (24 persons). The participants, performance criteria and goals and award opportunities under the Bonus Plan are determined by the Executive Compensation Committee of the Board of Directors. The Bonus Plan provides that an award to a participant will be a percentage of the participant's base salary at the end of the fiscal year. Provided that minimum goals are achieved with respect to the performance criteria, awards are payable after the close of each fiscal year. The corporate performance for fiscal 1995 is based on the Company's earnings before interest and taxes as a percentage of revenues. The Bonus Plan also provides that upon a Change in Control of the Company (which is defined therein to include completion of the Offer), 100% of the target performance levels will be deemed to have been attained and each participant will be entitled to an award that is pro rated over the months in the fiscal year that have elapsed as of the date of the change in control.

PENSION PLAN

      Pursuant to its Pension Plan ("Pension Plan"), the Company contributes 2% of each eligible employee's annual compensation (including employee pre-tax contributions under the Company's benefit plans, but excluding bonuses, non-cash awards and incentive compensation) into a fund in which each employee's monetary interest is individually determined and is the basis of the benefit. The Pension Plan provides that forfeitures shall be used to reduce the Company's annual contributions to the Pension Plan. The Pension Plan generally covers all employees of the Company and its subsidiaries. Employees covered by collective bargaining agreements are not eligible to participate in the Pension Plan, but are covered under a separate defined contribution pension plan. All directors and officers of the Company who are employees are covered under the Pension Plan. Payment of an employee's entire pension account is available when the employee reaches normal retirement age or if the employee dies or becomes totally disabled while employed by the Company. Otherwise, the Company's contributions to the Pension Plan become fully vested after an employee has completed five years of service with the Company. The vested portion of an employee's pension account is payable after the employee's termination of employment for reasons other than retirement, death or disability.


THRIFT INCENTIVE PLAN

      Under the terms of the Company's Thrift Incentive Plan ("Thrift Plan"), which was established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees may contribute annually on a pre-tax basis from 2% up to 14% of their rate of annual base compensation into a fund in which each employee's monetary interest is individually determined and is the basis of the benefit. The maximum annual employee contribution, which in 1994 was $9,240, is adjusted periodically for cost of living increases. The Company matches each participating employee's contributions dollar-for-dollar up to a maximum annual matching contribution of 2% of the employee's annual compensation or $700, whichever is less. Payment of an employee's entire Thrift Plan account is available when the employee reaches normal retirement age or it the employee dies or becomes totally disabled while employed by the Company. The vested portion of an employee's Thrift Plan account is payable after the employee's termination of employment for reasons other than retirement, death or disability. The Company's annual matching contributions become fully vested after an employee has completed five years of service with the Company. Under certain circumstances, an employee may make withdrawals from the Thrift Plan while employed by the Company. The Thrift Plan generally covers all full-time employees of the Company and its subsidiaries. Employees covered by collective bargaining agreements are not eligible to participate in the Thrift Plan, but are eligible to participate in a separate Section 401(k) plan. All directors and officers of the Company who are employees are eligible to participate in the Thrift Plan.


SUPPLEMENTAL RETIREMENT BENEFIT

      Pursuant to the Company's Top Executive Retirement Plan ("Retirement Plan"), selected key employees of the Company are provided with supplemental retirement benefits. The Retirement Plan is an unfunded, non-qualified plan and, except for certain fiduciary and reporting requirements, is not subject to the provisions of the Employee Retirement Income Security Act of 1974.

      Upon retirement at age 65 with at least 10 years of employment, the maximum additional retirement benefit (which is payable in monthly installments for life, beginning at age 65) will be equal to 50% of the participant's average annual cash compensation (including salary and bonuses) for the five-year period in which that average is the highest, reduced by the aggregate of the participant's other Company-provided primary retirement benefits the participant's primary social security benefits and cash withdrawal benefits under the split-dollar life insurance program. A participant who retires at age 65 with less than 10 years of employment will be paid a reduced benefit. The benefit will be actuarially increased for those participants who continue employment with the Company after age 65. Presently, Messrs. Robinson, Giancamilli, Berlow, Shapiro and Stone are participating in the Retirement Plan. Messrs. Robinson, Berlow, Shapiro and Giancamilli each have more than 16 years and Mr. Stone has five years of credited employment.

      A participant may request early retirement after reach age 55 if the participant has completed 15 years of employment with the Company. A participant requesting early retirement will receive a reduced benefit commencing at age 65 unless the Executive Compensation Committee authorizes such benefit to be paid prior to the participant's

65th birthday. Under certain circumstances, the surviving spouse of a participant is entitled to receive a reduced benefit pursuant to the terms of the Retirement Plan.

      A participant who terminates employment with the Company before reaching age 55 and completing 15 years of employment forfeits all benefits under the Retirement Plan. Periods of absence due to the participant's long-term disability are included as credited years of employment.

      Examples of annual benefits payable (at age 65) to participants in various average annual compensation and credited years of employment classifications pursuant to the Retirement Plan are shown in the table below.

                                                                       CREDITED YEARS OF EMPLOYMENT
                                               AVERAGE ANNUAL CASH     ----------------------------
                                                  COMPENSATION              5           10 OR MORE
                                               --------------------    -----------     ------------
                                             $100,000  . . . . . .       $ 25,000        $ 50,000
                                              150,000  . . . . . .         37,500          75,000
                                              200,000  . . . . . .         50,000         100,000
                                              250,000  . . . . . .         62,500         125,000
                                              300,000  . . . . . .         75,000         150,000
                                              350,000  . . . . . .         87,500         175,000
                                              400,000  . . . . . .        100,000         200,000

SPLIT DOLLAR LIFE INSURANCE PROGRAM

      Under the Company's Split Dollar Life Insurance Program ("Split Dollar Program"), all of the Named Officers, receive portable life insurance. The Split Dollar Program provides that the Company is entitled to the cash surrender value of each policy to the extent of the premiums paid by the Company and that the Company will recover such premium payments on the earlier of the twentieth anniversary of each policy or the death of the insured participant. The amount received by the Company is a general asset that may be used for general corporate purposes. The death benefit under each policy is payable to the participant's beneficiary. Premiums are paid by both the Company and the individual participant. The Split Dollar Program constitutes an employee welfare benefit plan under the provisions of the Employee Retirement Income Security Act of 1974.


STOCK OPTION PLANS

      Pursuant to the Company's 1982 Incentive Stock Option Plan, as amended ("Incentive Plan"), which expired by its terms in 1992, the Company granted incentive and non-qualified stock options to selected key salaried employees of the Company and its subsidiaries, including directors and officers who were also employees. The Company reserved 450,000 shares of its Common Stock for issuance under the Incentive Plan. At December 28, 1994, options for 126,600 shares, at option prices ranging from $8.125 to $8.50 per share and averaging $8.20 per share, were outstanding under the Incentive Plan.

      Under the Company's 1987 Non-Qualified Stock Option Plan, as amended ("Non-Qualified Plan"), which expires by its terms in 1997, options to acquire shares of Common Stock of the Company may be granted to directors and selected key salaried employees, including officers, of the Company and its subsidiaries. The Company has reserved 300,000 shares of its Common Stock for issuance under the Non-Qualified Plan. At December 28, 1994, options for 214,450 shares, at option prices ranging from $5.75 to $10.00 per share and averaging $7.10 per share, were outstanding under the Non-Qualified Plan.


RESTRICTED STOCK PLAN

      Pursuant to the Company's 1986 Restricted Stock Plan, as amended ("Restricted Plan"), which expires in 1995, rights to purchase shares of Common Stock may be granted to selected executive employees at prices and upon terms determined by the Executive Compensation Committee of the Board, provided that the purchase price of the shares may not be less than the par value ($.05 per share) of the Common Stock or greater than 100% of the fair market value of shares of the Common Stock on the date the right to purchase is granted. A person granted the right to purchase shares under the Restricted Plan has a period of 60 days from the date of grant to exercise such right. Participants purchasing shares under the Restricted Plan are subject to restrictions prohibiting the disposition thereof, and obligating such participants to resell such shares to the Company at the original purchase price under certain circumstances and until such restrictions lapse. In general, if the purchaser remains in the employ of the Company or its subsidiaries, the restrictions with respect to such shares will lapse in four equal annual installments commencing on the third anniversary of the date of purchase; i.e., the restrictions will fully lapse six years after purchase. The Restricted Plan provides that all restrictions on shares purchased thereunder automatically will lapse upon a Change in Control of the Company (as defined in such plan).

      Under the Company's Restricted Plan, 300,000 shares of the Company's Common Stock were reserved for sale to selected executive employees of the Company and its subsidiaries. At December 28, 1994, an aggregate of 151,525 shares had been sold by the Company at an average price of $1.00 per share. Presently, 10 executive employees hold shares subject to restrictions under the Restricted Plan.

      During the fiscal year ended October 31, 1994, amounts were expensed by the Company with respect to 26,413 shares for which restrictions lapsed during such period including 12,500, 500, 4,375, 513 and 6,375 shares sold to Messrs. Robinson, Giancamilli, Berlow, Shapiro and Stone, respectively. During the fiscal year ended October 31, 1994, no rights were granted under the Restricted Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Based on information available to the Company (a Schedule 13G dated January 24, 1994), 888,600 shares of Common Stock, representing 7.39% of the shares outstanding, were beneficially owned on December 31, 1993, by David L. Babson & Company, Inc. ("Babson"), One Memorial Drive, Cambridge, Massachusetts 02142-1300. Of these shares, Babson has reported that it has sole power to vote or direct the vote over 790,000 shares (6.57% of the outstanding shares), shares power to vote or direct the vote over 98,600 shares (0.82%) and has sole dispositive power over all 888,600 shares beneficially owned.

      Based on information available to the Company (a Schedule 13G dated February 9, 1994), 618,150 shares of Common Stock, representing 5.14% of the shares outstanding, were beneficially owned on December 31, 1993, by Dimensional Fund Advisors, Inc. ("Dimensional"), 1299 Ocean Avenue, 11th Floor, Santa Monica, California 96401. Of these shares, Dimensional has reported that it has sole power to vote or direct the vote over 441,850 shares (3.67% of the outstanding shares), shares power to vote or direct the vote over 176,300 shares (1.47%) and has sole dispositive power over all 618,150 shares beneficially owned.

      The following table sets forth the number of shares of the Company's Common Stock (which is the only class of stock outstanding) beneficially owned, as of December 28, 1994, together with the percentage of the outstanding shares which such ownership represents, by each director, each executive officer named under "Executive Compensation" and all directors and executive officers of the Company as a group. The information with respect to directors and officers has been obtained from the respective individuals and is reported in accordance with the beneficial ownership rules of the Securities and Exchange Commission under which a person may be deemed to be the beneficial owner of a security if such person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within the next 60 days.

                                                                                   Shares           Percent of
                                  Name                                             Owned              Class
                                  --------------------------                     -------------      -----------
                                  Jack A. Robinson  . . . . . . . . . . . . .    1,072,998(1)          8.67%
                                  Robert A. Berlow  . . . . . . . . . . . . .       44,176(2)           *
                                  Thomas O. Fox . . . . . . . . . . . . . . .        6,325(3)           *
                                  Andy Giancamilli  . . . . . . . . . . . . .       65,907(4)           *
                                  Walter J. McCarthy, Jr.   . . . . . . . . .        8,000(5)           *
                                  John C. Nicholls, Jr.   . . . . . . . . . .        7,000(6)           *
                                  Jerome L. Schostak  . . . . . . . . . . . .        7,000(7)           *
                                  Robert A. Shapiro   . . . . . . . . . . . .       77,400(8)           *
                                  Jerry E. Stone  . . . . . . . . . . . . . .       46,500(9)           *
                                  All directors and executive officers as a
                                     group (12 persons)     . . . . . . . . .    1,373,006(10)        11.10%
- --------------------

* Less than 1%

      (1) Excludes 42,286 shares owned beneficially by Mr. Robinson's wife, as to which Mr. Robinson disclaims any beneficial interest, and includes 982,090 shares held in trust of which Mr. Robinson is a trustee and primary beneficiary. Mr. Robinson's address is 5400 Perry Drive, P.O. Box 436021, Pontiac, Michigan 48343-6021.

      (2) Includes 25,000 shares which Mr. Berlow has the right to acquire currently or within the next 60 days pursuant to outstanding employee stock options. Excludes 3,016 shares held by Mr. Berlow's wife as custodian for their children, as to which Mr. Berlow disclaims any beneficial interest.

      (3) Includes 325 shares which are owned jointly by Mr. Fox and his wife and 6,000 shares which Mr. Fox has the right to acquire currently or within the next 60 days pursuant to outstanding director stock options.

      (4) Includes 500 shares which are owned jointly by Mr. Giancamilli and his wife and 47,000 shares which Mr. Giancamilli has the right to acquire currently or within the next 60 days pursuant to outstanding employee stock options. Excludes 13 shares which are held by Mr. Giancamilli as custodian for his children, as to which Mr. Giancamilli disclaims any beneficial interest.

      (5) Includes 2,000 shares which are owned jointly by Mr. McCarthy and his wife and 6,000 shares which Mr. McCarthy has the right to acquire currently or within the next 60 days pursuant to outstanding director stock options.

      (6) Includes 6,000 shares which Mr. Nicholls has the right to acquire currently or within the next 60 days pursuant to outstanding director stock options.

      (7) Includes 6,000 shares which Mr. Schostak has the right to acquire currently or within the next 60 days pursuant to outstanding director stock options.

      (8) Includes 10,000 shares which Mr. Shapiro has the right to acquire currently or within the next 60 days pursuant to outstanding employee stock options.

      (9) Includes 500 shares jointly owned with spouse and 20,500 shares which Mr. Stone has the right to acquire currently or within the next 60 days, pursuant to outstanding employee stock options.

      (10) Includes 148,100 shares which all directors and executive officers as a group have the right to acquire currently or within the next 60 days pursuant to outstanding director or employee stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to five long-term store leases executed between 1977 and 1993 (and which terminate between 1995 and 2009) between the Company and various partnerships of which Jerome L. Schostak, a director of the Company, is a partner, the Company paid $357,718 in rentals during the fiscal year ended October 31, 1994. Mr. Schostak's interests in the various partnerships range from 7.3% to 65.0%. The terms of the foregoing leases are believed by management to be at least as favorable to the Company as could have been obtained from unaffiliated persons or entities.
                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report.

      1.   Financial Statements and Supplementary Information.

      The following financial statements and supplementary data are included in this report:

                                                                                                         PAGE
DESCRIPTION                                                                                             NUMBER
- -----------                                                                                             ------
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets at October 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . .  F-3
Consolidated Statements of Operations for the fiscal
    years ended October 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Consolidated Statements of Shareholders' Equity for the fiscal years
    ended October 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
Consolidated Statements of Cash Flows for the fiscal years
    ended October 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

    2.   Financial Statement Schedules.

    All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.


    3.   Exhibits.

EXHIBIT
  NO.    DESCRIPTION
- -------  -----------
2        Agreement and Plan of Merger, dated as of December 23, 1994/incorporated by reference to Exhibit 2 to the Company's
         Current Report on Form 8-K dated December 28, 1994.

2.1      Perry Drug Stores, Inc. Employment Agreement with Jack A. Robinson, as amended/incorporated by reference to Exhibit 2.1 to the Company's Schedule 14D-9 filed with the Commission on December 29, 1994.

2.2      Senior Executive Severance Agreement between Perry Drug Stores, Inc. and Andrea Giancamilli/incorporated by reference to
         Exhibit 2.2 to the Company's Schedule 14D-9 filed with the Commission on December 29, 1994.

2.3      Senior Executive Severance Agreement between Perry Drug Stores, Inc. and Robert A. Berlow/incorporated by reference to
         Exhibit 2.3 to the Company's Schedule 14D-9 filed with the Commission on December 29, 1994.

2.4      Senior Executive Severance Agreement between Perry Drug Stores, Inc. and Jerry E. Stone/incorporated by reference to
         Exhibit 2.4 to the Company's Schedule 14D-9 filed with the Commission on December 29, 1994.

2.5      Shareholders' Agreement, dated as of December 23, 1994, by and among Jack A. Robinson, Lake Acquisition Corporation, and
         Rite Aid Corporation/incorporated by reference to Exhibit 2.5 to the Company's Schedule 14D-9 filed with the Commission on December 29, 1994.

2.6      Shareholders' Agreement, dated as of December 23, 1994, by and among Aviva Robinson, Lake Acquisition Corporation, and
         Rite Aid Corporation/incorporated by reference to Exhibit 2.6 to the Company's Schedule 14D-9 filed with the Commission on December 29, 1994.

2.7      Consulting Agreement, dated as of December 23, 1994, between Jack A. Robinson and Rite Aid Corporation/incorporated by reference to Exhibit 2.7 to the Company's Schedule 14D-9 filed with the Commission on December 29, 1994.

2.8      Confidentiality Agreement, dated December 14, 1994, between Perry Drug Stores, Inc. and Rite Aid Corporation/incorporated by reference to Exhibit 2.7 to the Company's Schedule 14D-9 filed with the Commission on December 29, 1994.

3.1      Articles of Incorporation, as amended/incorporated herein by reference to Exhibit 3 to the Company's Form 10-Q Quarterly
         Report for the fiscal quarter ended July 31, 1988.

3.2      Bylaws, as amended/incorporated herein by reference to Exhibit 3 to the Company's Form 8-K Current Report dated December
         28, 1994.

4.1      Indenture, dated as of September 1, 1985, between the Company and National Bank of Detroit/incorporated herein by reference to Exhibit 4 to the Company's Form S-2 Registration Statement No. 2-99927.

4.2      Shareholder Rights Plan, dated February 4, 1987/incorporated herein by reference to Exhibit 4(a) to the Company's Current
         Report on Form 8-K dated February 4, 1987.

4.3      Amendment to Exhibit 4.2/incorporated herein by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K
         dated June 2, 1989.

4.4      Amendment to Exhibit 4.2/incorporated herein by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated
         December 28, 1994.

10.1     Revised and Amended Top Executive Retirement Plan, effective November 1, 1993.

10.2     Short Term Bonus Plan, as amended and restated October 26, 1994.*

10.3     1982 Incentive Stock Option Plan/incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 Registration
         Statement No. 2-83509.

10.4     First Amendment to Exhibit 10.3 dated June 2, 1988/incorporated herein by reference to Exhibit 10.2 to the Company's Form
        10-Q Quarterly Report for the fiscal quarter ended April 30, 1988.

10.5     Second Amendment to Exhibit 10.3 dated June 2, 1989/incorporated herein by reference to Exhibit 10.12 to the Company's
         Form 10-K Annual Report for the fiscal year ended October 31, 1989.

10.6     Executive Severance Benefit Plan, as amended and restated October 26, 1994.*

10.7     1986 Restricted Stock Plan, as amended and restated October 26, 1994*

10.8     1987 Non-Qualified Stock Option Plan, as amended and restated, effective December 17, 1991/incorporated herein by reference to Exhibit 19 to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended April 30, 1992.

10.9     Credit Agreement dated as of July 15, 1994, between the registrant and National City Bank, as agent for certain designated
         Lenders/incorporated herein by reference to Exhibit 10.19 to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended July 31, 1994.

11       Statement re computation of per share earnings.*

22       Subsidiaries of the Registrant.*

24       Consent of Independent Public Accountants.*

27       Financial Data Schedule.*

  --------------
  * Filed herewith


(b) Reports on Form 8-K.

  No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 25, 1995.

                                        PERRY DRUG STORES, INC.


                                       By:  /S/ JERRY E. STONE
                                       ----------------------------------
                                                Jerry E. Stone
                                                - Senior Vice President,
                                                Chief Financial Officer,
                                                Treasurer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                     Capacity                                         Date
   -----------                                   --------                                         ----
 /S/ JACK A. ROBINSON                           Chairman of the Board and                   January 25, 1995
- ---------------------------------
Jack A. Robinson                                Chief Executive Officer


 /S/ ANDY GIANCAMILLI                           President, Chief Operating                  January 25, 1995
- -------------------------------
Andy Giancamilli                                Officer and Director


 /S/ JERRY E. STONE                             Senior Vice President, Chief                January 25, 1995
- -----------------------------------
Jerry E. Stone                                  Financial Officer, Treasurer
                                                and Director

 /S/ THOMAS O. FOX                              Director                                    January 25, 1995
- ----------------------------------
Thomas O. Fox


 /S/ WALTER J. McCARTHY, JR.                    Director                                    January 25, 1995
- ----------------------------
Walter J. McCarthy, Jr.


 /S/ JOHN C. NICHOLLS, JR.                      Director                                    January 25, 1995
- ---------------------------------
John C. Nicholls, Jr.


 /S/ JEROME L. SCHOSTAK                         Director                                    January 25, 1995
- ------------------------------
Jerome L. Schostak

                            PERRY DRUG STORES, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                         PAGE
DESCRIPTION                                                                                             NUMBER
- -----------                                                                                             ------
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets at October 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Operations for the fiscal
  years ended October 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the fiscal years
  ended October 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

                          PERRY DRUG STORES, INC.
                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

................................................................................

                          To Perry Drug Stores, Inc.:

                          We have audited the accompanying consolidated balance sheets of Perry Drug Stores, Inc. (a Michigan corporation) and subsidiaries as of October 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1994 (as restated, see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perry Drug Stores, Inc. and subsidiaries as of October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles.

                          ARTHUR ANDERSEN LLP

                          Detroit, Michigan
                          December 13, 1994
                          (Except with respect to the
                          matters discussed in Note 14,
                          as to which the date is
                          December 27, 1994).

                        PERRY DRUG STORES, INC.

                        CONSOLIDATED BALANCE SHEETS

                                                                                                     October 31
                                                                                           -------------------------------
                                                                                           1994              1993
                                                                                              (In Thousands of Dollars)
                                  .........................................................................................
                                  Assets:
                                  Current Assets:
                                    Cash                                                         $  7,798          $  5,092
                                    Accounts Receivable, Net                                       27,780            21,381
                                    Inventories                                                   114,819           111,263
                                    Prepayments and Other                                          11,180             8,324
                                  .........................................................................................

                                      Total Current Assets                                        161,577           146,060
                                  .........................................................................................

                                  Property and Equipment:
                                    Land and Improvements                                           1,445             1,445
                                    Buildings                                                      14,529            14,529
                                    Fixtures and Equipment                                         43,505            44,612
                                    Transportation Equipment                                          135               135
                                    Leasehold Improvements and Lease Rights                        39,816            37,925
                                  .........................................................................................

                                                                                                   99,430            98,646
                                    Less Accumulated Depreciation and Amortization                 42,887            38,599
                                  .........................................................................................

                                      Total Property and Equipment, Net                            56,543            60,047
                                  .........................................................................................

                                  Intangible and Other Assets, Net of Amortization:
                                    Goodwill                                                       19,000            19,201
                                    Intangible Assets                                               3,419             1,774
                                    Other Assets                                                    5,219            12,372
                                  .........................................................................................

                                      Total Intangible and Other Assets, Net                       27,638            33,347
                                  .........................................................................................

                                                                                                 $245,758          $239,454
                                  .........................................................................................

                                  Liabilities and Shareholders' Equity:
                                    Current Liabilities:
                                    Notes Payable                                                $     --          $  2,500
                                    Current Portion of Long-Term Liabilities                          180             8,180
                                    Accounts Payable                                               71,079            68,465
                                    Accrued Liabilities                                            24,800            16,361
                                  .........................................................................................

                                      Total Current Liabilities                                    96,059            95,506
                                  .........................................................................................

                                  Long-Term Debt                                                   90,746            89,850
                                  Obligations Under Capital Leases                                  2,764             2,944
                                  Shareholders' Equity:
                                    Common Stock $.05 Par Value; 30,000,000 Shares
                                      Authorized; 12,027,382 Issued and Outstanding.                  601               601
                                    Paid-In Capital                                                58,532            58,278
                                    Retained Deficit                                               (2,944)           (7,725)
                                  .........................................................................................

                                      Total Shareholders' Equity                                   56,189            51,154
                                  .........................................................................................

                                                                                                 $245,758          $239,454
                                                                                            ===============================

                        The accompanying notes are an integral part of these statements.

                        PERRY DRUG STORES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Fiscal Years Ended October 31
                                                                                    1994             1993             1992
                                                                                            (In Thousands of Dollars
                                                                                            Except Per Share Data)
                                  ...............................................................................................
                                  Operations:
                                  Net Sales                                         $737,070         $698,432         $674,431
                                  ...............................................................................................
                                  Cost and Expenses:
                                    Cost of Goods Sold                               545,780          523,765          514,577
                                    Warehouse, Store Operating and
                                        Administrative Expenses                      174,612          168,448          158,330
                                    Interest Expense                                   8,282            8,483           10,430
                                    Nonrecurring Charge Relating to Sale of
                                        Chicago Stores                                    --            3,500               --
                                  ...............................................................................................
                                          Total Cost and Expenses                    728,674          704,196          683,337
                                  ...............................................................................................
                                  Earnings (Loss) Before Income Taxes and
                                      Extraordinary Item                               8,396           (5,764)          (8,906)
                                  Provision (Credit) for Income Taxes                  2,320           (1,541)          (2,934)
                                  ...............................................................................................
                                  Earnings (Loss) Before Extraordinary Item            6,076           (4,223)          (5,972)
                                  ...............................................................................................
                                  Extraordinary Item:
                                    Early Retirement of Debt
                                        Net of Tax Benefit of $555                    (1,295)              --               --
                                  ...............................................................................................
                                  Net Earnings (Loss)                               $  4,781         $ (4,223)        $ (5,972)
                                  ...............................................................................................
                                  Primary Earnings (Loss) Per Share:
                                    Earnings (Loss) Before Extraordinary Item         $ 0.51           $(0.35)          $(0.54)
                                    Extraordinary Item                                 (0.11)              --               --
                                  ...............................................................................................
                                  Net Earnings (Loss) Per Share                       $ 0.40           $(0.35)          $(0.54)
                                                                                 ------------------------------------------------

                        The accompanying notes are an integral part of these statements.

                        PERRY DRUG STORES, INC.

                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Common Stock
                                                              ----------------------------------------------------------------
                                                                                                                     Retained
                                                                                                    Paid-in          Earnings
                                                                  Shares           Amount           Capital          (Deficit)
                                                                                       (In Thousands)
                                 .............................................................................................
                                 Shareholders' Equity:
                                 Balance at October 31, 1991          10,306             $515          $45,524          $ 2,470
                                   Exercise of Stock Options              79                4              580               --
                                   Restricted Stock Plan                  16                1              169               --
                                   Issuance of 1,618,750
                                   Shares of Common Stock              1,619               81           11,798               --
                                   Net Loss, 1992                         --               --               --           (5,972)
                                 ..............................................................................................
                                 Balance at October 31, 1992          12,020             $601          $58,071          $(3,502)
                                   Exercise of Stock Options               2               --               10               --
                                   Restricted Stock Plan                   5               --              197               --
                                   Net Loss, 1993                         --               --               --           (4,223)
                                 ..............................................................................................
                                 Balance at October 31, 1993          12,027             $601          $58,278          $(7,725)
                                   Restricted Stock Plan                  --               --              254               --
                                   Net Earnings, 1994                     --               --               --            4,781
                                 ..............................................................................................
                                 Balance at October 31, 1994          12,027             $601          $58,532          $(2,944)
                                                               ================================================================

                        Common Stock -- 30,000,000 shares, $0.05 par value authorized.

                        Serial Preferred Stock -- 5,000,000 shares, without par value authorized; none issued.

                        Series A $5.00 Preferred Stock -- 150,000 shares, without par value authorized; none issued.

                        The accompanying notes are an integral part of these statements.

                        PERRY DRUG STORES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Fiscal Years Ended October 31
                                                                              ------------------------------------------------
                                                                              1994             1993             1992
                                                                                         (In Thousands Of Dollars)
                                  .............................................................................................
                                  Cash Flows from Operating Activities:
                                  Net Earnings (Loss)                               $  4,781         $ (4,223)        $ (5,972)
                                  Adjustments to Reconcile Net Earnings
                                    (Loss) to
                                      Net Cash Provided By Operating
                                      Activities:
                                  Continuing Operations:
                                    Depreciation and Amortization                      7,889            8,903            9,290
                                    Change in Allowance for Uncollectible Accounts    (1,328)           2,796           (1,432)
                                    Reserve Relating to Sale of Chicago Stores            --            3,500               --
                                    Deferred Taxes                                     1,489           (5,323)          (1,607)
                                    Other                                              3,062              801            1,325
                                    Changes in Certain Assets and Liabilities
                                    (Net of Effects of the Purchase of
                                    Business):
                                      Accounts Receivable                             (5,071)             498            2,233
                                      Inventory                                       (4,023)          17,254            3,348
                                      LIFO Reserve                                       467             (466)             387
                                      Prepayments and Other Assets                     2,120            1,993           (5,207)
                                      Accounts Payable and Accrued Liabilities        11,053           (2,367)          10,069
                                  ............................................................................................
                                  Net Cash Provided by Operating Activities         $ 20,439         $ 23,366         $ 12,434
                                  ............................................................................................
                                  Cash Flows from Investing Activities:
                                  Capital Acquisitions, Net                         $ (8,128)        $ (7,329)        $ (5,682)
                                  Purchase of Business, Net of Cash Acquired              --           (6,573)              --
                                  Sale/Leaseback Arrangements and Other
                                    Property Sales                                        99               80              272
                                  Payment Received on Note for Sale of Stores            290              738              921
                                  Notes Receivable                                      (210)            (200)          (1,207)
                                  Proceeds (Repayments) From Sale of
                                    Discontinued Operation                                --               --           (1,050)
                                  ............................................................................................
                                  Net Cash Used for Investing Activities            $ (7,949)        $(13,284)        $ (6,746)
                                  ............................................................................................
                                  Cash Flows from Financing Activities:
                                  Change in Borrowings Under Notes Payable          $ (2,500)        $  2,500         $ (7,000)
                                  Repayment of Long-Term Debt and
                                    Obligations Under Capital Leases                 (67,084)         (27,885)         (11,963)
                                  Proceeds From Issuance of Long-Term Debt            59,800           15,000               --
                                  Proceeds from Issuance of Common Stock,
                                    Net                                                   --               16           12,479
                                  ............................................................................................
                                  Net Cash Used For Financing Activities            $ (9,784)        $(10,369)        $ (6,484)
                                  ............................................................................................
                                  Net Increase (Decrease) in Cash                   $  2,706          $  (287)         $  (796)
                                  Cash at Beginning of Year                            5,092            5,379            6,175
                                  ............................................................................................
                                  Cash at End of Year                               $  7,798         $  5,092         $  5,379
                                  ............................................................................................
                                  Supplemental Disclosures of Cash Flow
                                    Information:
                                  Interest Paid                                     $  8,843         $  8,796         $ 11,044
                                  Income Taxes Paid (Refunded) -- Net               $ (3,384)        $    999         $  2,979
                                                                              ================================================

                        The accompanying notes are an integral part of these statements.

                          PERRY DRUG STORES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

................................................................................

NOTE 1                             Principles of Consolidation -- The consolidated financial statements include
SIGNIFICANT ACCOUNTING POLICIES    Perry Drug Stores, Inc., and its wholly-owned subsidiaries, all operations of which are within the state of Michigan. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                   Cash and Cash Equivalents -- For purposes of reporting cash flows, cash includes cash on hand and cash deposits at financial institutions.

                                   Accounts Receivable -- Accounts receivable are stated net of an allowance for uncollectible accounts of $2,268,000 and $3,596,000 as of October 31, 1994 and
                                   1993, respectively. A majority of the Company's accounts receivable are due from third party providers (including insurance companies and governmental agencies) under third party payment plans. As is industry practice, these receivables are uncollateralized. Approximately 53% of the third party receivables are associated with three major carriers under contracts negotiated with the Company.

                                   Inventories -- Inventories are stated at the lower of cost or market. As of
                                   October 31, 1994, 1993 and 1992, the last-in, first-out (LIFO) method was used to determine cost for $81,322,000, $78,967,000 and $91,247,000 of inventory, respectively. Inventories valued on LIFO at October 31, 1994, 1993 and 1992, respectively, were $12,181,000, $11,714,000 and $12,180,000 lower than the amounts that would have been reported using the first-in, first-out (FIFO)
                                   method. As of October 31, 1994, 1993 and 1992, the FIFO method was used to determine the cost for $33,497,000, $32,296,000 and $28,692,000 of inventory, respectively.

                                   During fiscal 1993 and 1992, certain inventory quantities were reduced resulting in liquidation of certain LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these reductions was to decrease the LIFO provision by $635,000 and $492,000 in fiscal 1993 and 1992, respectively. These liquidations, through a decreased LIFO provision, increased net earnings after tax by approximately $465,000 and $330,000 in fiscal 1993 and 1992, respectively.

                                   Property and Equipment -- Property and equipment are recorded at cost.
                                   Capitalized amounts include expenditures which materially extend the useful lives of existing facilities and equipment. Upon retirement or disposal of property or equipment, the asset and its related accumulated depreciation or amortization are eliminated from the accounts and the resulting gain or loss is included in the determination of earnings for the period. Expenditures for maintenance and repairs are charged to expense as incurred.

                                   Depreciation and Amortization -- Depreciation and amortization are computed based upon the estimated useful lives of the respective assets using the straight-line method. The general range of lives is as follows:

                                              Land Improvements                                   Forty Years
                                              Buildings                                           Forty Years
                                              Fixtures and Equipment                              Five to Ten Years
                                              Transportation Equipment                            Three to Six Years
                                              Leasehold Improvements and Lease Rights             Five to Thirty Years

                                   Intangible and Other Assets -- Intangible and other assets are being amortized on a straight-line basis over periods ranging from three to forty years.
                                   Intangible and other assets are shown net of accumulated amortization of
                                   $8,206,000 and $11,382,000 at October 31, 1994 and 1993, respectively. The
                                   Company reviews the realizability of the assets on an annual basis.

                                   Insurance -- The Company is self-insured for its basic medical program. Stop loss insurance coverage is maintained. The Company is self-insured for general liability and workers' compensation claims and maintains liability coverage in excess of certain self insurance limits from various carriers. Management believes its reserve for claims reported and claims incurred but not reported is adequate.

                                   Income Taxes -- Income taxes are recorded in accordance with Statement of
                                   Financial Accounting Standards 109. See Note 8 to Consolidated Financial
                                   Statements.

                                   Financial Instruments -- The Company records all instruments, excluding long-term debt and shareholders' equity, at or in amounts approximating market value.

                                   Reclassifications -- Certain reclassifications have been made to prior years'
                                   financial statements to conform to the 1994 presentation.

                          PERRY DRUG STORES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

................................................................................................................
NOTE 2                             As previously reported, the Company recorded a charge of $33.4 million pretax
RESTATEMENT OF FINANCIAL           ($24.0 million after tax) in its 1993 fourth quarter relating primarily to an
  STATEMENTS                       inventory adjustment. After further analyzing this adjustment, the Company restated its 1993 and 1992 Consolidated Statements of Operations (including the respective quarters) to more appropriately reflect its results of operations for the periods believed to be affected by the adjustment. The Company restated
                                   its 1993 and 1992 Consolidated Statements of Operations as follows:



                                        Years Ended October 31                                   --------------------------------
                                        (In Thousands Except Per Share Data)                             1993               1992
                                        .........................................................................................
                                        Net earnings (loss) -- originally reported                    $(18,509)          $  8,314
                                        Per share -- originally reported                                 (1.54)              0.75
                                        Adjustment:
                                        Pre tax impact                                                  20,263           (20,263)
                                        Income tax effect                                                5,977            (5,977)
                                        Net earnings (loss) impact                                      14,286           (14,286)
                                        Per share impact                                                  1.19             (1.29)
                                        Net loss -- restated                                            (4,223)           (5,972)
                                        Per share -- restated                                         $  (0.35)         $  (0.54)


..................................................................................................................................
NOTE 3                                  On June 29, 1993, the Company reacquired 12 of its former metropolitan Detroit area A.L.
ACQUISITIONS AND                        Price deep discount health and beauty aids stores. The Company purchased certain assets
DISPOSITIONS                            and other rights for approximately $10,500,000 including $6,900,000 in cash and a credit of $3,600,000 for the unpaid portion of notes remaining from the original sale. The cash portion of the purchase price was financed through a separate revolving credit facility.
                                        The acquisition was accounted for under the purchase method of accounting; and
                                        accordingly, the acquired assets were recorded at their estimated fair values at the date of acquisition. Subsequently, the Company has closed or converted to drug stores all of the stores.

                                        On October 27, 1991, the Company sold 16 of its Chicago area drugstores for approximately
                                        $7,500,000, including $3,400,000 of notes receivable and other assets. As a result of the purchaser's business difficulties, during 1993, the Company established a reserve for the note as well as outstanding interest.

..................................................................................................................................
NOTE 4                                  In July 1994, the Company entered into a new three-year, $65 million revolving credit
EXTRAORDINARY ITEM                      agreement with a group of banks. Proceeds from the new facility were used to retire all of the Company's existing bank debt which would have matured in May, 1995, to prepay the 10%
                                        Senior Notes which were due December 1995 and to pay fees and expenses in connection with the transaction. As a result of the early retirement of debt, the Company recorded an extraordinary charge of $1.3 million (net of tax benefit of $0.6 million) during its third quarter ended July 31, 1994. See Note 6 to Consolidated Financial Statements.

..................................................................................................................................
NOTE 5                                  The Company had an unsecured line of credit with a bank which allowed for the borrowing of
SHORT-TERM BORROWINGS                   up to $7,000,000. The interest rate was at the bank's prime interest rate plus 2 1/2%. In
                                        July 1994, the Company entered into a new long-term revolving credit agreement which replaced this facility. See Note 6 to Consolidated Financial Statements.

                                        The following table is a summary of annual short-term borrowings:

                                          October 31                          ---------------------------------------------------
                                         (In Thousands)                              1994               1993               1992
                                        .........................................................................................
                                        Maximum Amount Outstanding                   $7,000            $11,000            $18,750
                                        Average Amount Outstanding                    6,339              2,316              7,266
                                        Amount Outstanding at Year End                   --              2,500                 --
                                        Average Annual Interest Rate                   8.3%               6.0%               6.8%
                                        Average Interest Rate at Year End                --               6.0%               6.0%

                          PERRY DRUG STORES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

..............................................................................................................................
NOTE 6
LONG-TERM DEBT                          Long-term debt at October 31, 1994 and 1993, consisted of the following:

                                        October 31
                                        (In Thousands)                                                 1994               1993
                                        .........................................................................................
                                        Convertible Subordinated Debentures, 8.5%, due 2010            $49,996            $49,996
                                        Revolving Credit Agreement, prime + 3/4%, due May 1997          40,750                 --
                                        Revolving Credit Agreement, retired during fiscal 1994              --             25,000
                                        Senior Notes, retired during fiscal 1994                            --             18,354
                                        Credit Agreement, retired during fiscal 1994                        --              4,500
                                        .........................................................................................
                                                                                                        90,746             97,850
                                        Less Current Portion                                                --              8,000
                                        .........................................................................................
                                                                                                       $90,746            $89,850
                                                                                                       --------------------------

                                   Maturities of long-term debt for the ensuing five fiscal years are:

                                   (In Thousands)
                                   ...............................................................................................
                                        1995                                                                              $    --
                                        1996                                                                                2,500
                                        1997                                                                               43,250
                                        1998                                                                                2,500
                                        1999                                                                                2,500

                                   The Convertible Subordinated Debentures are convertible at any time into common stock at $18.125 per share, subject to adjustments under certain conditions. At the Company's option, the debentures are redeemable at 100.85% currently and at par in September 1995 and beyond, subject to certain restrictions based on the trading price of the Company's common stock. Commencing September 1996, a mandatory sinking fund will be established with annual payments of $2,500,000.
                                   The debentures are subordinated to all other indebtedness of the Company.

                                   In July 1994, the Company entered into a three-year, $65 million revolving credit agreement with a group of banks. Proceeds from this facility were used to retire all of the Company's existing bank debt which would have matured in
                                   May, 1995, to prepay the 10% Senior Notes which were due December 1995 and to pay fees and expenses in connection with the transaction. See Note 4 to
                                   Consolidated Financial Statements.

                                   The revolving credit agreement, due May 1997, bears interest at the agent bank's prime rate plus 3/4%, or at LIBOR plus 2 3/4%, at the Company's option.
                                   The agreement contains certain provisions to reduce the interest rate based upon achievement of certain financial objectives. Interest on prime rate based borrowings is payable quarterly. Interest on LIBOR based borrowings is payable at the end of the relevant interest period or quarterly, whichever occurs first. The Company is required to pay a commitment fee of 1/2% on the undrawn portion of the facility.

                                   Borrowings under this credit agreement are secured by a pledge of the capital stock of the Company's subsidiaries as well as by a security interest in the inventory, receivables and intangible assets of the Company and its subsidiaries. The credit agreement contains certain restrictive covenants requiring the achievement of certain financial ratios such as consolidated tangible net worth, fixed charge coverage, and ratio of total liabilities to capital base as well as providing limitations on the Company with respect to paying dividends and incurring additional indebtedness, among others.

                                   Based on the quoted market price of the 8.5% convertible subordinated debentures and on current rates offered to the Company for other long-term debt of similar maturity, the estimated fair market value of total long-term debt was approximately $6.5 million less than carrying value at October 31, 1994.

                          PERRY DRUG STORES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

................................................................................

NOTE 7                             The Company conducts substantially all of its store operations from leased
LEASES AND CONTINGENCIES           facilities. Leases expire at varying dates between 1994 and 2023. Generally, these leases have initial periods of five to twenty years, and contain provisions for up to three five-year renewal options and additional rentals based on percentages of sales over minimum amounts. In addition, the Company leases miscellaneous equipment under operating leases.

                                   Rental expense aggregated $25,594,000 in 1994, $23,678,000 in 1993 and
                                   $21,815,000 in 1992 including, in some instances, property taxes, certain maintenance expenses, and contingent rentals. The contingent rental portion of rental expense amounted to $2,411,000, $2,709,000 and $2,683,000 in 1994, 1993
                                   and 1992, respectively.

                                   The Company has recorded the lease for its headquarters and distribution center as a capital lease. The terms of this obligation include semi-annual principal payments of $88,000 to $120,000 through 2009 with interest at 8%. The Company may purchase the facility at the end of the lease term for a nominal amount.

                                   The original cost of property and equipment under capital leases was
                                   $7,100,000.

                                   Minimum annual rental commitments under noncancellable leases at October 31,
                                   1994 are summarized below for the years indicated:


                                        Years Ended October 31                                      Operating           Capital
                                        (In Thousands)                                                Leases             Leases
                                        .........................................................................................
                                        1995                                                          $ 22,095              $ 409
                                        1996                                                            20,535                395
                                        1997                                                            18,424                378
                                        1998                                                            16,171                361
                                        1999                                                            13,241                347
                                        Thereafter                                                      98,808              2,889
                                        .........................................................................................
                                                                                                      $189,274              4,779
                                                                                               ==================================
                                        Less Amount Representing Interest                                                   1,835
                                        Less Current Portion of Obligations under Capital Leases                              180
                                        .........................................................................................
                                        Obligations under Capital Leases                                                   $2,764
                                                                                               ==================================


                                   In June 1994, the Company reached a settlement with a major third party provider relating to the interpretation of an existing reimbursement contract.
                                   As previously reported, this provider had initiated a review of the billing practices of numerous Michigan retail pharmacy participants, including the
                                   Company, in late 1993. The Company has agreed to pay the third party $5.5 million plus imputed interest by May 1, 1995. As a result of this settlement, during the second quarter of 1994, the Company recorded a pretax charge of
                                   $860,000 ($600,000 after tax, or $0.05 per share) which is net of established reserves and is included in warehouse, store operating and administrative expenses in the accompanying Consolidated Statements of Operations and accrued liabilities in the Consolidated Balance Sheets.

                                   In July 1994, the Company agreed to a proposed settlement of two lawsuits filed in 1993 by shareholders purporting to be class actions seeking damages for alleged violations of federal securities laws. Subject to court approval which is expected in February 1995, after a hearing on the proposed settlement, the
                                   Company has agreed to pay $2.2 million, $925,000 of which, plus a portion of the attorney fees will be covered by insurance. Although the Company believes it did not violate any laws, it feels that the settlement of this litigation is in the best interests of the Company in order to avoid the time and expense of protracted litigation. As a result of this settlement, the Company recorded a pretax charge of $1.5 million ($1.1 million after tax, or $0.09 per share)
                                   during the third quarter of 1994. This charge is included in warehouse, store operating and administrative expenses in the accompanying Consolidated
                                   Statements of Operations.

                                   The Company is also involved in various routine legal proceedings and claims incidental to the normal conduct of its business.

                          PERRY DRUG STORES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

................................................................................

NOTE 8                             The provision (credit) for income taxes on continuing operations, before
INCOME TAXES                       extraordinary item consists of the following:

                                        Years Ended
                                        October 31
                                        (In Thousands)                   1994                   1993                    1992
                                        .........................................................................................
                                        Current                             $ 819                  $  330                 $ 2,125
                                        Deferred                            1,501                  (1,871)                 (5,059)
                                        .........................................................................................
                                        Total Provision (Credit)           $2,320                 $(1,541)                $(2,934)
                                                               ==================================================================
                                   At October 31, 1994 and 1993, deferred tax assets which are included in prepayments and other in 1994 and other assets in 1993 in the accompanying
                                   Consolidated Balance Sheets are comprised of the following:

                                        October 31
                                        (In Thousands)                                             1994               1993
                                        .........................................................................................
                                        Depreciation and Amortization                                  $4,060            $ 3,244
                                        Inventory Method Change                                          (722)            (1,089)
                                        Inventory Valuation                                             1,166              1,456
                                        Bad Debts                                                        (856)            (2,500)
                                        Accruals                                                       (1,306)              (846)
                                        Tax Credits                                                    (4,419)            (3,525)
                                        Capital Loss Carryforwards                                     (1,712)            (1,712)
                                        Other                                                              (5)               (57)
                                        Net Operating Loss Carryforward                                (1,021)            (3,900)
                                        Valuation Allowance                                             2,531              2,700
                                        Contingency Reserves                                           (2,680)              (236)
                                        .........................................................................................
                                                                                                      $(4,964)           $(6,465)
                                                                                              ===================================
                                   The differences between the statutory Federal income tax rate and the effective rate are shown below, stated as a percent of earnings (loss) from continuing operations before income taxes:

                                        Years Ended
                                        October 31                          1994                   1993                    1992
                                        .........................................................................................
                                        Provision (Credit) at
                                          Statutory Rate                    34.0%                  (34.0)%                (34.0)%
                                        Change in Carryforwards
                                        Utilized:
                                        Net Operating Loss                 (11.5)                     --                   (3.6)
                                        Investment Tax Credit                 --                      --                   (1.0)
                                        Payroll-Related Tax Credits         (4.8)                   (1.8)                  (3.8)
                                        Capital Loss                          --                      --                   (0.5)
                                        Valuation Allowance                  9.8                     4.5                   10.2
                                        Amortization of
                                        Goodwill                             1.0                     4.1                    2.7
                                        All Other                           (0.9)                    0.5                   (2.9)
                                        .........................................................................................
                                        Effective Tax Rate                  27.6%                  (26.7)%                (32.9)%
                                                               ==================================================================

                                   Effective November 1, 1991, the Company prospectively adopted Statement of
                                   Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.
                                   SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the asset and liability approach of SFAS 96 to record income taxes which gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.
                                   The adoption of SFAS 109 had no material impact on the financial statements.

                                   For tax reporting purposes, the Company has available loss carryforwards of approximately $9,939,000. These carryforwards are comprised of $1,900,000 of acquired net operating loss carryforwards available through 2003 which will be applied to reduce goodwill in the accompanying financial statements when used and approximately $5,036,000 in capital loss carryforwards which can be offset against future capital gains through 1996. The Company also has approximately
                                   $3,003,000 in net operating loss carryforwards available through 2008.

                          PERRY DRUG STORES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

..................................................................................................................
NOTE 8                             For income tax purposes, the Company has approximately $4,419,000 in tax credit
INCOME TAXES                       carryforwards which are made up of $3,122,000 in targeted jobs tax credits and
(CONT'D)                           $1,297,000 in alternative minimum tax credits. The targeted jobs tax credits can be used to offset future tax liability through the year 2009 while the alternative minimum tax credits can be used to offset any regular tax liability arising in the future. The Company believes it will be in a regular tax paying position in the future after the utilization of all available regular net operating loss carryforwards.

..................................................................................................................
NOTE 9                             Primary earnings (loss) per share were computed by dividing net earnings (loss)
EARNINGS PER SHARE                 by the weighted average number of shares of common stock outstanding plus incremental shares issuable assuming exercise of stock options using the treasury stock method. The weighted average number of shares of common stock used in the determination of primary earnings (loss) per share was 12,028,000 in 1994, 12,027,000 in 1993 and 11,149,000 in 1992. Fully diluted earnings
                                   (loss) per share has not been presented because it would be anti-dilutive.

..................................................................................................................
NOTE 10                            The Company has noncontributory, defined contribution pension plans for all its
EMPLOYEE PENSION PLANS             eligible employees which are fully funded annually. There is no liability for past service costs under the terms of the plan. Pension expense amounted to
                                   $909,000, $894,000 and $767,000 for the years ended October 31, 1994, 1993, and
                                   1992, respectively. The Company does not offer other post-employment benefits.

..................................................................................................................
NOTE 11                            On February 4, 1987, the Board of Directors declared a dividend distribution of
PREFERRED STOCK PURCHASE RIGHTS    one Right for each outstanding share of common stock, distributable to shareholders of record on February 20, 1987. This Rights Plan was amended on
                                   June 2, 1989. The amended Plan, among other things, entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A $5.00 Preferred Stock, no par value, at a price of $48.00 per share. The Company has reserved 150,000 shares of Series A Preferred Stock for issuance upon exercise of the Rights. The Rights trade with the Company's common stock until exercisable at the earlier of ten days after any person or group acquires 20% or more of the Company's outstanding common stock or announces an offer which would result in such person or group acquiring 20% or more of the Company's common stock. The Rights expire on February 20, 1997, and may be redeemed by the Company for five cents per Right until ten days after a person or group acquires 20% or more of the Company's common stock. If, following such an acquisition, there is a merger or other business combination involving the Company, each Right entitles its holder to buy shares of common stock of the surviving company having a market value of twice the current exercise price of each Right. The Plan, as amended, exempts from the provisions a merger which follows a tender offer or exchange offer for all outstanding shares determined by the Continuing Directors to be fair to, and otherwise in the best interests of, the Company's shareholders. In regards to the offer described in Note 14 to Consolidated Financial Statements, the Board of
                                   Directors of the Company approved an amendment to the Plan which will render the Rights inoperative with respect to the proposed acquisition by Rite Aid
                                   Corporation.

..................................................................................................................
NOTE 12                            Under the 1986 Restricted Stock Plan, the Company has reserved common stock for
STOCK PLANS                        issuance to key executive employees selected by a committee of independent directors at a price which will not be less than par value. Shares issued under this Plan are restricted as to transfer, such restrictions being removed on 25%
                                   of the shares annually commencing three years from the date of purchase. As of
                                   October 31, 1994, 151,525 shares of common stock have been purchased under the plan. Shares available for grant were 148,475 at October 31, 1994 and 1993.
                                   Shares under restriction were 70,487 which amounted to $540,900 in deferred compensation at October 31, 1994.

                                   Under its stock option plans, the Company has reserved 446,000 shares of common stock for issuance to key employees and directors. Options awarded under the plans may be exercised at a price equal to the fair market value at the time of grant. The options are exercisable from one to five years after the dates they were granted. Options available for grant aggregated 123,000 at October 31,
                                   1994, and 168,000 at October 31, 1993. A summary of option transactions is shown below:

                                                                          -------------------------------------------------------
                                        Years Ended October 31
                                        (In Thousands of Shares)                 1994                 1993                 1992
                                        .........................................................................................
                                        Shares under Option,
                                        Beginning of Year                           226                  268                  177
                                        Options Granted                              98                   12                  180
                                        Options Exercised                            --                   (2)                 (79)
                                        Options Cancelled                           (76)                 (52)                 (10)
                                        .........................................................................................
                                        Shares under Option, End of
                                        Year                                        248                  226                  268
                                                                          -------------------------------------------------------
                                        Option Prices per Share:
                                        Granted                           $5.750-$6.375               $8.125       $8.125-$10.000
                                        Exercised                                    --               $6.375        $6.375-$7.875
                                        Cancelled                        $5.750-$11.000        $6.375-$8.375              $11.750
                                        .........................................................................................
                                        Shares under Option, End of
                                        Year                             $5.750-$10.000       $8.125-$11.000       $6.375-$11.000
                                                                          -------------------------------------------------------

                                   Certain executive severance arrangements become operable and all restricted stock and stock options become vested upon a change in control. See Note 14 to
                                   Consolidated Financial Statements.

                          PERRY DRUG STORES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

................................................................................

NOTE 13                            Summarized quarterly financial information for the fiscal years ended October
QUARTERLY FINANCIAL INFORMATION    31, 1994 and 1993 is shown below:
(UNAUDITED)


                                        Three Months
                                        Ended
                                        (In Thousands
                                        Except Per         January 31,          April 30,          July 31,           October 31,
                                        Share Data)          1994                 1994               1994                1994
                                        ........................................................................................
                                        Net Sales             $190,584           $178,668           $183,214             $184,604
                                        Gross Profit            49,311             46,153             47,436               48,390
                                        Earnings Before
                                          Extraordinay Item      3,394              1,275                221                1,186
                                        Extraordinary Item
                                        (Net of Tax)                --                 --             (1,295)                  --
                                        .........................................................................................
                                        Net Earnings (Loss)   $  3,394           $  1,275           $ (1,074)               1,186
                                                     ============================================================================
                                        Earnings (Loss)
                                        Per Share
                                        Before Extraordinary
                                          Item                $   0.28           $   0.11           $   0.02             $   0.10
                                          Extraordinary Item        --                 --              (0.11)                  --
                                        .........................................................................................
                                        Net Earnings
                                        (Loss)
                                        Per Share             $   0.28           $   0.11           $  (0.09)            $   0.10
                                                     ============================================================================

                                        Three Months Ended
                                        (In Thousands Except
                                        PerShare Data)        January 31,          April 30,          July 31,           October 31,
                                                                1993                1993               1993                1993
                                        ............................................................................................
                                        Net Sales             $180,714           $168,058           $173,551             $176,109
                                        Gross Profit            46,084             37,700             43,523               47,360
                                        .........................................................................................
                                        Net Earnings
                                        (Loss)                $   (478)          $ (2,750)          $  1,187             $ (2,182)
                                                     ============================================================================
                                        Net Earnings
                                        (Loss)
                                        Per Share             $  (0.04)          $  (0.23)          $   0.10             $  (0.18)
                                                     =============================================================================

                                   The Company's business is seasonal in nature. Traditionally, a higher proportion of net sales and net income is generated in the first quarter.
..................................................................................................................
NOTE 14                            In December 1994, the Company entered into an agreement with Rite Aid
SUBSEQUENT EVENTS                  Corporation pursuant to which Rite Aid Corporation would purchase all of the outstanding shares of common stock of the Company for $11.00 per share, or approximately $132 million in cash. A definitive merger agreement was entered into by the parties following approval by the Company's Board of Directors. The merger agreement provides for a subsidiary of Rite Aid Corporation to make a cash tender offer promptly for all outstanding shares of common stock of the
                                   Company at a price of $11.00 per share. The tender offer will be followed as soon as possible by a second-step cash merger in which each share of the
                                   Company's stock not acquired in the tender offer or otherwise will be converted into the right to receive $11.00 in cash. The tender offer is conditioned on, among other things, the valid tender of a majority of the outstanding shares on a fully diluted basis and expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Acts of 1976.

                                 EXHIBIT INDEX


EXHIBIT
  NO.           DESCRIPTION
- -------         -----------
10.2            Short Term Bonus Plan, as amended and restated October 26, 1994.

10.6            Executive Severance Benefit Plan, as amended and restated October 26, 1994.

10.7            1986 Restricted Stock Plan, as amended and restated October 26, 1994.

11              Statement re computation of per share earnings.

22              Subsidiaries of the Registrant.

23              Consent of Independent Public Accountants.

27              Financial Data Schedule.