Form 10-Q
period 1995-01-28
PERRY DRUG STORES INC
filed 1995-03-15
CIK 77628

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                             FORM 10-Q


       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 28, 1995

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to


                  Commission File Number: 1-7941

                      PERRY DRUG STORES, INC.
      (Exact name of registrant as specified in its charter)


          MICHIGAN                               38-0947300
(State or other jurisdiction of                (IRS Employer
incorporation or organization)               Identification No.)


     5400 Perry Drive, P.O. Box 436021, Pontiac, MI 48343-6021
             (Address of principal executive offices)

        Registrant's telephone number, including area code:
                          (810) 334-1300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days, Yes  X  No    .

There were 12,027,382 shares of the Registrant's Common Stock outstanding as of January 28, 1995.

                               Index


                                                            Page
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
           January 28, 1995 and October 31, 1994              3

           Condensed Consolidated Statements of Operations -
           Periods Ended January 28, 1995 and
           January 31, 1994                                   4

           Condensed Consolidated Statements of Cash Flows -
           Periods Ended January 28, 1995 and
           January 31, 1994                                   5

           Notes to Condensed Consolidated Financial
           Statements                                         6

Item 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition              7


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                  10

                  PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS:

             PERRY DRUG STORES, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                          (in thousands)
                            (unaudited)

                                   January 28,       October 31,
                                      1995              1994

ASSETS

Current assets:
    Cash                           $   6,857         $   7,798
    Accounts receivable, net          27,011            27,780
    Inventories                      121,470           114,819
    Prepayments and other             12,287            11,180
      Total current assets           167,625           161,577
Property & equipment, net             57,091            56,543
Intangibles and other assets, net     29,277            27,638
      Total assets                 $ 253,993         $ 245,758

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term
      liabilities                  $     180         $     180
    Accounts payable                  66,119            71,079
    Accrued liabilities               26,360            24,800
      Total current liabilities       92,659            96,059
Long-term debt                       102,496            90,746
Obligations under capital leases       2,674             2,764
Shareholders' equity:
    Common stock                         601               601
    Paid-in capital                   58,593            58,532
    Retained deficit                  (3,030)           (2,944)
      Total shareholders' equity      56,164            56,189
      Total liabilities and
           shareholders' equity    $ 253,993         $ 245,758

Common Stock - 30,000,000 shares, $0.05 par value, authorized;
12,027,382 shares issued and outstanding at January 28, 1995, and October 31, 1994.

Serial Preferred Stock - 5,000,000 shares, without par value, authorized; none issued. Series A $5.00 Preferred Stock as a series of Preferred Stock - 200,000 shares, without par value, authorized; none issued.

The accompanying notes are an integral part of these condensed statements.

             PERRY DRUG STORES, INC., AND SUBSIDIARIES
          Condensed Consolidated Statements of Operations
              (in thousands except per share amounts)
                            (unaudited)

                                             Periods Ended
                                        January 28,  January 31,
                                            1995        1994

Net sales                                $ 197,292   $ 190,584
Cost and expenses:
    Cost of goods sold                     145,809     141,273
    Warehouse, store operating and
      administrative expenses               49,371      42,486
    Interest expense                         2,237       1,976
      Total cost and expenses              197,417     185,735

Earnings (loss) before income taxes           (125)      4,849
Provision (credit) for income taxes            (39)      1,455
Net earnings (loss)                      $     (86)  $   3,394

Earnings (loss) per share                $    (.01)  $    0.28

Weighted average shares outstanding         12,076      12,027

The accompanying notes are an integral part of these condensed statements.

             PERRY DRUG STORES, INC., AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows
                          (in thousands)
                            (unaudited)
                                               Periods Ended
                                         January 28,  January 31,
                                            1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)                      $    (86)   $  3,394

ADJUSTMENTS TO RECONCILE NET EARNINGS
TO NET CASH FROM OPERATING ACTIVITIES

Depreciation and amortization               2,020       1,957
Other                                          86         114
Changes in certain assets
   and liabilities                         (8,043)     (2,299)
Net cash provided by (used for)
      operating activities                 (6,023)     (3,166)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital acquisitions, net                  (2,264)     (1,585)
Purchase of business                       (4,314)        --
Net cash used for investing activities     (6,578)     (1,585)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in borrowings under notes payable       --       4,500
Principal payments under long-term debt
   and obligations under capital leases       (90)    (20,090)
Proceeds from issuance of long-term debt   11,750      18,000
Net cash provided by financing
   activities                              11,660       2,410

Net increase (decrease) in cash              (941)      3,991
Cash at beginning of period                 7,798       5,092
Cash at end of period                    $  6,857    $  9,083

Supplemental Disclosures of Cash Flow Information:

Interest paid                            $    526    $  1,371
Income taxes paid (refunded)             $    435    $ (1,350)

The accompanying notes are an integral part of these condensed statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. These interim condensed consolidated financial statements have been prepared, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K filed for the fiscal year ended October 31, 1994.

2. On January 30, 1995, Lake Acquisition Corporation, a wholly owned subsidiary of Rite Aid Corporation, completed a cash tender offer for all outstanding shares of common stock of the Company at a price of $11.00 per share. The shares tendered constitute approximately 94.5% of the outstanding shares of the Company. All common shares not tendered and purchased pursuant to the offer will be acquired in a subsequent second-step merger transaction at $11.00 per share. The merger is expected to occur on or about March 16, 1995.

3. As of January 28, 1995 and October 31, 1994, the last-in, first-out (LIFO) method of inventory valuation was used. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO in the interim condensed consolidated financial statements.

4. Fully-diluted earnings per share for the periods ended January 28, 1995 and January 31, 1994 have not been presented in the accompanying condensed consolidated statements of operations as the effect is anti-dilutive.

5. Effective November 1, 1994, the Company prospectively changed its fiscal reporting year from the twelve months ending on October 31st to a fiscal year consisting of 52 or 53 weeks ending on the Saturday closest to October 31. As a result, the first quarter reporting period of fiscal 1995 ended on January 28, 1995, instead of January 31, 1995.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

Results of Operations

In December 1994, the Company entered into an agreement with Rite Aid Corporation pursuant to which Rite Aid Corporation would purchase all the outstanding shares of common stock of the Company for $11.00 per share, or approximately $132 million in cash. See
Note 2 to Condensed Consolidated Financial Statements.

Net sales for the fiscal 1995 first quarter were $197.3 million, a 3.6% increase over fiscal 1994 first quarter net sales of $190.6 million. The Company's deep discount health and beauty aids stores, reacquired in June 1993 and discontinued in December 1994, contributed $.5 million and $5.3 million of net sales in the fiscal 1995 and 1994 first quarters, respectively. The net sales increase resulted from added sales from new and acquired stores and sales gains in existing stores.

Comparable drugstore sales (those with at least one year of volume comparisons) increased 4.7%. This net sales increase was due to an increase in prescription sales, partially offset by a slight decline in general merchandise sales.

Prescription sales for fiscal 1995 first quarter increased 6.3% to $106.4 million, and were 53.9% of net sales compared to 52.5% in the first quarter of 1994. The prescription sales increase was due to an increase in the number of prescriptions filled by the Company combined with an increase in product costs. The Company continues to expect prescription sales to grow given the aging of the nation's population, continued emphasis on preventative care, the development of new drugs and drug therapies and the continued pursuit of new customer segments including third party provider arrangements.

Comparable drugstore nonprescription sales were slightly lower in comparison to the fiscal 1994 first quarter as a result of continued heavy competition for this part of the business from drugstore and nondrugstore retailers alike. Competitive factors continue to be addressed through more frequent and aggressive marketing programs and continued emphasis on customer care.

Cost of goods sold decreased 0.2% as a percentage of net sales to 73.9% compared to 74.1% in the first quarter of fiscal 1994 due primarily to the discontinued operation of the lower margin deep discount health and beauty aids stores. Excluding the deep discount stores, profit margins were down slightly, impacted by variables including a continued shift in sales mix toward lower margin third party prescription sales, more aggressive promotional activity and prescription product cost inflation.

Warehouse, store operating and administrative expenses as a percentage of net sales were 25.0% for the fiscal 1995 first quarter as compared to 22.3% for the comparable period of the prior year. This increase was attributable to higher store salaries and costs of closing retail locations coupled with various merger related expenses. Higher store salaries were a result of general economic pressures on starting wage rates as well as an increase in new and acquired stores which temporarily experience higher salary expense ratios. Higher store closing and related costs were attributable to discontinuing the deep discount stores, integrating and merging certain acquired stores and disposing of leases of certain other excess retail space.

Interest expense during the fiscal 1995 first quarter increased to $2.2 million from $2.0 million in the 1994 first quarter. The increase was due to a combination of higher overall average interest rates and higher borrowing levels. The increased interest rate was attributable to the general rise in the prime interest rate while increased borrowings were a result of merger related costs, new store construction and acquisitions, payment of the Company's share of its previously disclosed class action settlement and generally higher inventory levels.

The effective income tax rates during the fiscal 1995 and 1994 first quarters were (31.0%) and 30.0%, respectively.

Primarily as a result of increased sales being offset by slightly lower profit margins, merger related costs, increased interest and slightly higher operating costs attributable to new, acquired and closed stores, the Company incurred a net loss of $86,000 or $0.01 per share as compared to earnings of $3.4 million or $0.28 per share in 1994.

Liquidity and Financial Condition

The Company's primary sources of working capital are cash flow from operations and borrowings under its revolving credit agreement. The Company had working capital of $75.0, $65.5 and $50.6 million at January 28, 1995, October 31, 1994 and October 31, 1993, respectively. The Company's working capital will fluctuate in relation to (i) inventory levels during the course of the year, (ii) the number of new store openings, (iii) payment terms from its vendors and (iv) the dates on which periods end in relation to accounts payable payment dates.

Cash used for operating activities was $6.0 million during the fiscal 1995 first quarter as compared to cash provided by operations of $3.2 million during the comparable period in 1994. The decrease was primarily attributable to decreased earnings, generally higher inventory levels and payment of the Company's share of its previously disclosed class action settlement. Cash provided by operating activities was $20.4 million and $23.4 million in fiscal 1994 and 1993, respectively.

Capital expenditures were approximately $6.6 million and $1.6 million in the fiscal 1995 and 1994 first quarters, respectively. These expenditures were primarily for new store construction, acquisitions and remodeling. Through March 13, 1995, the Company has opened three new drugstores and acquired seven drugstores since October 31, 1994.

Net cash provided by financing activities amounted to $11.7 million and $2.4 million in the first quarters of fiscal 1995 and 1994, respectively. These amounts consisted of borrowings under the Company's credit facilities used to finance long term debt payments, capital expenditures and operations.

As a result of the net loss during the fiscal 1995 first quarter coupled with an increase in borrowings, the Company's long-term debt to total capitalization increased to 65.2% at January 28, 1995 from 62.5% at October 31, 1994. This percentage was 66.4% at October 31, 1993. The Company's current ratio was 1.8 to 1.0 at January 28, 1995, 1.7 to 1.0 at October 31, 1994 and 1.5 to 1.0 at
October 31, 1993.

Subsequent to quarter end, in February 1995, Rite Aid Corporation advanced the Company funds to pay-off and terminate the Company's revolving credit facility. Rite Aid Corporation now advances the Company funds for working capital and capital expenditure purposes. Also, in accordance with the terms of the merger agreement, the Company has called for redemption of its 8 1/2% Convertible Subordinated Debentures, effective as of March 15, 1995. Rite Aid will advance the necessary funds to redeem these debentures. The Company believes its future working capital needs and planned capital expenditures will be sufficiently funded from operations or by Rite Aid Corporation as needed.

                    PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit      Description

      11         Statement Re Computation of Per Share Earnings
                 (filed herewith)

      27         Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K: The Registrant filed one Current Report on Form 8-K, dated January 6, 1995, during the quarter for which this report is filed. The Item reported in such 8-K was
    Item 5, Other Events, and dealt with the acquisition of all of the outstanding voting stock of the Company by a wholly-owned subsidiary of Rite Aid Corporation pursuant to an Agreement and Plan of Merger, dated December 23, 1994. No financial statements were filed with such report. Subsequent to the end of the quarter for which this report is filed, the Registrant filed another Current Report on Form 8-K, dated February 6, 1995. The Item reported in such 8-K was Item 2, Changes in Control of Registrant, and dealt with the acquisition of approximately 94.5% of the outstanding stock of Registrant by a wholly-owned subsidiary of Rite Aid Corporation.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PERRY DRUG STORES, INC.
                                       (Registrant)


Dated:  March 14, 1995              /S/ JERRY E. STONE
                                   Jerry E. Stone
                                   Senior Vice President, Chief
                                   Financial Officer and Treasurer
                                   (Principal Financial and Duly
                                    Authorized Officer)


Dated:  March 14, 1995              /S/ STEVEN N. SZYMANSKI
                                   Steven M. Szymanski
                                   Vice President Finance and
                                   Controller
                                   (Principal Accounting Officer)
                                    Authorized Officer)